Form 10-K
period 2018-12-31
LogicBio Therapeutics, Inc.
filed 2019-04-01
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number: 001-38670

LogicBio Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-1514975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

99 Erie St.

Cambridge, MA 02139

(617) 245-0399

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There was no aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common stock was not trading on any exchange on that date.

As of March 31, 2019, there were 22,348,728 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

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

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

ii

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “LogicBio,” “LogicBio Therapeutics Inc.,” “the Company,” “we,” “us,” “our” and similar references refer to LogicBio Therapeutics Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

PART I

Item 1.	Business.

Overview

We are a genome editing company focused on developing medicines to durably treat rare diseases in patients with significant unmet medical need using GeneRide, our proprietary technology platform. Our GeneRide technology is designed to precisely integrate corrective genes into a patient’s genome to provide a stable therapeutic effect. Because GeneRide is designed to have this durable therapeutic effect, we are initially targeting rare liver disorders in pediatric patients where it is critical to provide treatment early in a patient’s life before irreversible disease pathology can occur. We have demonstrated proof of concept of our therapeutic platform in animal models for a number of diseases and are focusing on our lead product candidate, LB-001, for the treatment of Methylmalonic Acidemia, or MMA, a life-threatening disease that presents at birth.

GeneRide is our genome editing technology that harnesses homologous recombination, or HR, a naturally occurring DNA repair process that maintains the fidelity of the genome. We believe that by using HR, GeneRide will allow us to insert therapeutic genes, known as transgenes, into specific targeted genomic locations without using exogenous nucleases, which are enzymes engineered to cut DNA. GeneRide-directed transgene integration is designed to leverage endogenous promoters at these targeted locations to drive high levels of tissue-specific gene expression, without the detrimental issues that have been associated with the use of exogenous promoters.

We believe that GeneRide offers several key potential advantages over gene therapy and gene editing technologies that rely on exogenous promoters and nucleases. By harnessing the naturally occurring process of HR, GeneRide does not face the same challenges associated with gene editing approaches that rely on engineered bacterial nuclease enzymes. The use of these enzymes has been associated with significantly increased risk of unwanted and potentially dangerous modifications in the host cell’s DNA, which can lead to an increased risk of tumor formation. Furthermore, in contrast to conventional gene therapy, GeneRide is intended to provide precise, site-specific, stable and durable integration of a corrective gene into the chromosome of a host cell. In preclinical animal studies with GeneRide constructs, we have observed integration of the corrective gene in a specific location in the genome. This gives it the potential to provide a more durable approach than gene therapy technologies that do not integrate into the genome and lose their effect as cells divide. We believe these benefits make GeneRide well-positioned to treat genetic diseases, particularly in pediatric patients.

We believe our modular approach will allow GeneRide to deliver robust, tissue-specific gene expression that will be reproducible across different therapeutics delivered to the same tissue. By substituting a different transgene within the GeneRide construct, we believe we can deliver that transgene to address a new therapeutic indication while substantially maintaining all other components of the construct. We expect this approach will allow us to leverage common manufacturing processes and analytics across our future GeneRide product candidates and could potentially shorten the development process of future programs.

Beyond LB-001, we intend to develop additional product candidates for other indications based on ongoing research and development work we perform in our own laboratories, as well as the work of our academic partners. The criteria for selecting these proposed product candidates are initially:

•	Genetically defined disease. As with LB-001, we expect our future product candidates to target disorders associated with genetically defined mechanisms.

•

High unmet need in pediatric patients. Because GeneRide is designed to deliver therapeutic durability, we intend to provide lifelong benefit to patients by intervening early in their lives with a treatment that restores the function of aberrant genes before irreversible declines in function can occur.

•

Liver expression. Because of the modularity of our platform in creating new product candidates in the same tissue, we will initially focus on developing therapies for indications that can be addressed by targeting the liver. We intend to evaluate the tolerability, effective targeting and expression of our therapy in our lead program in MMA, as well as our next few product candidates, before deploying additional potential therapies based on GeneRide in other tissues.

We expect that the initial product candidates we develop, including LB-001, will address diseases by targeting the liver, including a category of diseases known as inborn errors of metabolism, a group of genetic disorders that disrupt normal metabolic processes. Our intent is to deliver transgenes for these disorders using a GeneRide construct designed to integrate immediately behind the gene coding for albumin, the most highly expressed gene in the liver. Expression of the transgenes “piggybacks” on the expression of albumin, which we believe will provide sufficient therapeutic levels of desirable proteins given the high level of albumin expression in the liver. We have developed GeneRide utilizing certain core technology licensed from Stanford University and the University of Texas.

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. We plan to advance LB-001 to an IND filing by the end of 2019 and into a Phase 1/2 clinical trial in pediatric MMA patients in 2020. We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In addition to MMA, we have demonstrated proof of concept of our platform in hemophilia B, alpha-1-antitrypsin deficiency, or A1ATD, and Crigler-Najjar syndrome animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting the central nervous system, or CNS, and muscle.

Our proprietary GeneRide technology platform is based on research conducted by leading gene therapy scientists at the Kay Lab at Stanford University, and we have assembled a world-class team of executives, founders and advisors with years of highly relevant experience to enable the development of our genome editing platform and the advancement of our product candidates for patients with significant unmet medical needs. Led by Frederic (Fred) Chereau, our Chief Executive Officer, our team’s expertise spans gene therapy, HR, rare disease drug discovery and development, technical development, clinical and regulatory strategy, manufacturing strategy and operations, as well as business strategy, intellectual property and finance. Members of this team have been involved in developing therapies for rare diseases in both large and small biotechnology companies including Genzyme, Shire, Novartis, aTyr Pharma, Synlogic and Millennium Pharmaceuticals. Collectively, members of the team have contributed to the development of an array of approved drugs, most of which are treatments for rare diseases.

We have also established an extensive network of advisors and consultants with expertise across many critical areas of our business, from drug design, manufacturing and clinical development to regulatory approval. Our consultants and advisors possess deep experience in adeno-associated virus, or AAV, capsid development, mechanisms of DNA repair and delivery technologies, which complements our internal capabilities and supports our efforts in the development of our GeneRide-based product candidates. Additionally, our management team is actively supported by a scientific advisory board, or SAB, which includes our co-founders, Drs. Mark Kay, Adi Barzel and Leszek Lisowski, and experts such as Drs. Markus Grompe and Fraser Wright. We believe that our SAB’s expertise, combined with our network of consultants and advisors, is a pivotal asset for our product development efforts. We are also supported by leading life sciences investors, including OrbiMed, Arix Bioscience, Andera Partners (formerly, Edmond de Rothschild Investment Partners), Pontifax and SBI Holdings. We are committed to bringing much-needed therapies to children with serious genetic deficiencies and we work closely with patient foundations, such as the Organic Acidemia Association.

Below is a summary of our ongoing discovery, research and development programs, as well as our discovery process using GeneRide:

Strategy

Our mission is to transform the lives of patients living with devastating genetic diseases by building the leading integrated genetic medicine company focused on developing and commercializing potentially curative therapeutics based on our GeneRide platform. Key elements of our strategy are to:

•

Advance LB-001 through successful clinical trials and ultimately into commercialization. We chose a specific organic acidemia, MMA, as our initial indication to enter proof-of-concept trials in humans due to the high unmet medical need and the absence of therapeutic treatments for this disease. We plan to advance our lead product candidate, LB-001 to an IND filing by the end of 2019 and into a Phase 1/2 clinical trial in pediatric MMA patients in 2020. Our goal is to develop LB-001 ourselves and, if approved, to retain global commercialization rights and commercialize through a small, targeted sales organization.

•

Aggressively pursue additional indications addressed by targeting the liver. For our initial animal proof-of-concept studies, we selected liver diseases with significant unmet medical need and well-validated targets with accepted disease-correlated biomarkers, and where we believe the GeneRide platform can provide unique benefits by addressing the root cause of the disease. We plan to select at least one new indication from our preclinical portfolio by the end of 2019 and move diligently into IND-enabling studies utilizing our modular approach and leveraging learnings from our lead program.

•

Collaborate to realize the full potential of GeneRide. We plan to leverage strategic partnerships to accelerate advancement of our programs by accessing non-dilutive capital and disease-specific expertise in indications outside of our initial core focus. These indications could include other diseases addressable by targeting the liver, such as blood clotting disorders and lysosomal storage diseases. We also intend to seek collaborations to accelerate the development of the GeneRide platform in new tissues, such as the CNS and muscle.

•

Build an exceptional team and organization. Delivering on the promise of a potential breakthrough technology like GeneRide requires an exceptional organization. We have assembled a group of leaders and scientific talent in the fields of rare diseases, genome editing and gene therapy with notable additions over the past quarter, and expect to continue building and expanding our team, as required, to execute on our plans to develop and commercialize genetic medicines.

•

Maintain our scientific leadership in the field of genome editing. We will strive to continue optimizing all aspects of our GeneRide technology through a combination of in-house research and work by our network of academic collaborators. Additionally, we expect to invest in the development of next-generation AAV vectors that we hope will continue to enhance the utility of our GeneRide platform, and provide us with AAV assets for potential out-licensing opportunities to companies developing conventional gene therapy products. The collaboration with the Children’s Medical Research Institute, or CMRI, announced in November 2018, is a prime example of our efforts. We believe that our scientific leadership will provide us opportunities to expand our intellectual property portfolio.

Genetic Diseases and Their Treatment

There is a subset of human diseases that can be traced to changes in the DNA that are either inherited or acquired early in embryonic development. Of particular interest for developers of genetic therapies are diseases caused by a mutation in a single gene, known as monogenic diseases. There are believed to be over 6,000 monogenic diseases. Typically, any particular genetic disease caused by inherited mutations is relatively rare, but taken together, the toll of genetic-related disease is high. Well-known genetic diseases include cystic fibrosis, Duchenne muscular dystrophy, Huntington’s disease and sickle cell disease. Other classes of genetic diseases include metabolic disorders, such as organic acidemias, and lysosomal storage diseases where dysfunctional genes result in defects in metabolic processes and the accumulation of toxic byproducts that can lead to serious morbidity and mortality both in the short-term and long-term.

Monogenic diseases have been of particular interest for biomedical innovators due to the perceived simplicity of their disease pathology. However, the vast majority of these diseases and disorders remain unaddressed, though this is beginning to change, largely due to innovation in two fields: gene therapy and gene editing.

Gene Therapy

Gene therapies alter the gene expression profile of a patient’s cells by gene transfer, a process of delivering a therapeutic gene, called a transgene. Drug developers use modified viruses as vectors to transport transgenes into the nucleus of a cell to alter or augment the cell’s capabilities. Developers have made great strides in introducing genes into cells in tissues such as the liver, the retina of the eye and the blood-forming cells of the bone marrow using a variety of vectors. These approaches have in some cases led to approved therapies and, in other cases, have shown very promising results in clinical trials.

There are multiple gene therapy approaches currently being used to treat patients. In conventional AAV gene therapy, the transgene is introduced into the nucleus of the host cell, but is not intended to integrate in chromosomal DNA. The transgene is expressed from a non-integrated genetic element called an episome that exists inside the nucleus. A second type of gene therapy employs the use of a different type of virus, such as lentivirus, that inserts itself, along with the transgene, into the chromosomal DNA but at arbitrary sites.

Episomal expression of a gene must be driven by an exogenous promoter, leading to production of a protein that corrects or ameliorates the disease condition. We believe that this type of gene therapy will be most successful when genes are delivered into tissues that consist of stable, rather than rapidly dividing, cells.

Limitations of Gene Therapy

•

Dilution effects as cells divide and tissues grow. In the case of gene therapy based on episomal expression, when cells divide during the process of growth or tissue regeneration, the benefits of the therapy typically decline because the transgenes were not intended to integrate into the host chromosome, thus not replicated during cell division. Each new generation of cells thus further reduces the proportion of cells expressing the transgene in the target tissue, leading to the reduction or elimination of the therapeutic benefit over time.

•

Inability to control site of insertion. While the use of some gene therapy using viral mediated insertion has the potential to provide long-term benefit because the gene is inserted into the host chromosome, there is no ability to control where the gene is inserted, which presents a risk of disrupting an essential gene or inserting into a location that can promote undesired effects such as tumor formation. For this reason, these integrating gene therapy approaches are primarily limited to ex vivo approaches, where the cells are treated outside the body and then re-inserted.

•

Use of exogenous promoters increases the risk of tumor formation. A common feature of both gene therapy approaches is that the transgene is introduced into cells together with an exogenous promoter. Promoters are required to initiate the transcription and amplification of DNA to messenger RNA, or mRNA, which will ultimately be translated into protein. Expression of high levels of therapeutic proteins from a gene therapy transgene requires strong, engineered promoters. While these promoters are essential for protein expression, previous studies conducted by others in animal models have shown that non-specific integration of gene therapy vectors can result in significant increases in the development of tumors. The strength of the promoters plays a crucial role in the increase of the development of these tumors. Thus, attempts to drive high levels of expression with strong promoters may have long-term deleterious consequences.

Gene Editing

Gene editing is the deletion, alteration or augmentation of aberrant genes by introducing breaks in the DNA of cells using exogenously delivered gene editing mechanisms. Most current gene editing approaches have been limited in their efficacy due to high rates of unwanted on- and off-target modifications and low efficiency of gene correction, resulting in part from the cell trying to rapidly repair the introduced DNA break. The current focus of gene editing is on disabling a dysfunctional gene or correcting or skipping an individual deleterious mutation within a gene. Due to the number of possible mutations, neither of these approaches can address the entire population of mutations within a particular genetic disease, as would be addressed by the insertion of a full corrective gene.

Unlike the gene therapy approach, gene editing allows for the repaired genetic region to propagate to new generations of cells through normal cell division. Furthermore, the desired protein can be expressed using the cell’s own regulatory machinery. The traditional approach to gene editing is nuclease-based, and it uses nuclease enzymes derived from bacteria to cut the DNA at a specific place in order to cause a deletion, make an alteration or apply a corrective sequence to the body’s DNA.

Once nucleases have cut the DNA, traditional gene editing techniques modify DNA using two routes: homology-directed repair, or HDR, and non-homologous end joining, or NHEJ. HDR involves highly precise incorporation of correct DNA sequences complementary to a site of DNA damage. HDR has key advantages in that it can repair DNA with high fidelity and it avoids the introduction of unwanted mutations at the site of correction. NHEJ is a less selective, more error-prone process that rapidly joins the ends of broken DNA, resulting in a high frequency of insertions or deletions at the break site.

Nuclease-Based Gene Editing

Nuclease-based gene editing uses nucleases, enzymes that were engineered or initially identified in bacteria that cut DNA. Nuclease-based gene editing is a two-step process. First, an exogenous nuclease, which is capable of cutting one or both strands in the double-stranded DNA, is directed to the desired site by a synthetic guide RNA and makes a specific cut. After the nuclease makes the desired cut or cuts, the cell’s DNA repair machinery is activated and completes the editing process through either NHEJ or, less commonly, HDR.

NHEJ can occur in the absence of a DNA template for the cell to copy as it repairs a DNA cut. This is the primary or default pathway that the cell uses to repair double-stranded breaks. The NHEJ mechanism can be used to introduce small insertions or deletions, known as indels, resulting in the knocking out of the function of the gene. NHEJ creates insertions and deletions in the DNA due to its mode of repair and can also result in the introduction of off-target, unwanted mutations including chromosomal aberrations.

Nuclease-mediated HDR occurs with the co-delivery of the nuclease, a guide RNA and a DNA template that is similar to the DNA that has been cut. Consequently, the cell can use this template to construct reparative DNA, resulting in the replacement of defective genetic sequences with correct ones. We believe the HDR mechanism is the preferred repair pathway when using a nuclease-based approach to insert a corrective sequence due to its high fidelity. However, a majority of the repair to the genome after being cut with a nuclease continues to use the NHEJ mechanism. The more frequent NHEJ repair pathway has the potential to cause unwanted mutations at the cut site, thus limiting the range of diseases that any nuclease-based gene editing approaches can target at this time.

The homology-directed and non-homologous end-joining DNA repair pathways used for genome editing are illustrated in the diagram below:

Figure 1. HDR and NHEJ DNA repair pathways.

Traditional gene editing has used one of three nuclease-based approaches: Transcription activator-like effector nucleases, or TALENs; Clustered, Regularly Interspaced Short Palindromic Repeats Associated protein-9, or CRISPR/Cas9; and Zinc Finger Nucleases, or ZFN. While these approaches have already contributed to significant advances in research and product development, we believe they have inherent limitations.

Limitations of Nuclease-Based Gene Editing

Nuclease-based gene editing approaches are limited by their use of bacterial nuclease enzymes to cut DNA and by their reliance on exogenous promoters for transgene expression. These limitations include:

•

Nucleases cause on- and off-target mutations. Conventional gene editing technologies can result in genotoxicity, including chromosomal alterations, based on the error-prone NHEJ process and potential off-target nuclease activity.

•

Delivery of gene editing components to cells is complex. Gene editing requires multiple components to be delivered into the same cell at the same time. This is technically challenging and currently requires the use of multiple vectors.

•

Bacterially derived nucleases are immunogenic. Because the nucleases used in conventional gene editing approaches are mostly bacterially derived, they have a higher potential for immunogenicity, which in turn limits their utility.

Because of these limitations, gene editing has been primarily restricted to ex vivo applications in cells, such as hematopoietic cells.

Our GeneRide Technology Platform

Our proprietary GeneRide platform technology has the potential to overcome some of the key limitations of both traditional gene therapy and conventional gene editing approaches in a way that we believe is well-positioned to treat genetic diseases, particularly in pediatric patients. GeneRide uses an AAV vector to deliver a gene into the nucleus of the cell. It then uses HR to stably integrate the corrective gene into the genome of the recipient at a location where it is regulated by an endogenous promoter, leading to what we believe will be lifelong protein production, even as the body grows and changes over time, which is not feasible with conventional AAV gene therapy.

Genome Editing Using GeneRide: Mechanism and Attributes

We describe our approach as genome editing rather than gene editing because it uses HR to deliver the corrective gene to one specific location in the genome. GeneRide inserts the corrective gene in a precise manner, leading to site-specific integration in the genome. Our genome editing approach does not require the use of exogenous nucleases or promoters; instead, we leverage the cell’s existing machinery to integrate and initiate transcription of therapeutic transgenes.

The illustration below shows how a GeneRide construct inserts a transgene at a specific point next to the albumin gene using HR:

Figure 2. Schematic of the GeneRide construct before integration (AAV) and following HR-mediated integration into the genome at the targeted Albumin, or ALB, locus. Expression from the targeted locus results in the production of albumin and transgene, as separate proteins, at equivalent levels, which is coded for by the ALB gene.

The GeneRide technology consists of three fundamental components, each of which contributes to the potential benefits of the GeneRide approach:

•

Homology guides comprised of hundreds of nucleotides. Our flanking sequences, known as homology guides, direct site-specific integration and limit off-target insertion of our construct. Each arm is hundreds of nucleotides long, in contrast to guide sequences used in CRISPR/Cas9, which are only dozens of base pairs long, and we believe this increased length promotes improved precision and site-specific integration. GeneRide’s homology guides direct the integration of the transgene immediately behind a highly expressed gene, which we have observed in animal models to result in high levels of expression without the need to introduce an exogenous promoter.

•

Transgene. We choose corrective genes, known as transgenes, to integrate into the host cell’s genome. These transgenes are the functional versions of the disease associated genes found in a patient’s cells. We optimize the combined size of the transgenes and the homology guides to increase the likelihood that these transgenes are of a suitable sequence length to be efficiently packaged in the capsid, which we believe increases the likelihood that the transgenes will ultimately be delivered appropriately in the patient.

•

2A peptide for polycistronic expression. We include a short sequence coding for a 2A peptide, which plays a number of important roles. First, the 2A peptide facilitates polycistronic expression, which is the production of two distinct proteins from the same mRNA. This, in turn, allows us to integrate our transgene in a non-disruptive way by coupling transcription of our transgene to a highly expressed target gene in the tissue of interest, driven by a strong endogenous promoter. For our liver-directed programs, including LB-001, we have chosen the albumin locus as the site of integration. Through a process known as ribosomal skipping, the 2A peptide facilitates production of the therapeutic protein at the same level as albumin in each modified cell. Second, the patient’s albumin is produced normally, except for the addition of a C-terminal tag that serves as a circulating biomarker to indicate successful integration and expression of the transgene. We believe that this modification to albumin will have minimal effect on its function, based on the results of clinical trials of other albumin protein fusions that have been conducted by others. The 2A peptide has been incorporated into other potential therapeutics such as T cell receptor chimeric antigen receptors, or CAR-Ts.

A key step in applying the GeneRide platform is to identify the target genetic locus for integration. This is important because the location will dictate regulation of transgene expression, specifically the levels and tissues where the protein will be produced. For our liver-directed programs, including LB-001, we have selected the albumin locus as the site of integration.

Albumin is only produced at meaningful levels in the liver, where it is the most highly expressed gene. Integration of the transgene downstream of a highly expressed tissue-specific gene, like albumin, is an important feature of GeneRide. The following graphs show the expression of albumin relative to other genes in the liver and the expression of albumin in the liver compared to other tissues with the highest expression of albumin.

Top 2,000 liver expressed genes

Figure 3. The most abundant genes expressed in the liver, ranked from highest (ALB) to number 2,000. Each circle represents an individual gene. Most genes in the liver are expressed at a small fraction of the levels of albumin. TPM=transcripts per million.

ALB gene expression across the 15 tissues with the highest ALB gene expression levels

Figure 4. The liver is the organ where nearly all albumin is expressed in the body. Liver-specific GeneRide constructs targeting the ALB locus will predominantly be expressed in the liver.

Targeting the albumin locus allows us to leverage the strong endogenous promotor that drives the high level of albumin production to maximize the expression of our transgene. We believe that linking the expression of our transgene to albumin will allow the expression of our transgene at therapeutic levels without requiring the addition of exogenous promoters or the integration of our transgene in a majority of target cells.

This is supported by our data from animal models of MMA, hemophilia B and Crigler-Najjar syndrome. In these models, integration of the transgene into approximately 1% of cells resulted in therapeutic benefit. The strength of the albumin promoter overcomes the modest levels of integration to yield potentially therapeutic levels of transgene expression.

The following tables show the relative expression levels of albumin as compared to select disease-related genes in the liver, including methylmalonyl-CoA mutase, or MUT, the deficient gene in patients with MMA.

Gene expression levels in liver relative to ALB

Gene expression levels in liver relative to 1% of ALB

Figure 5. Albumin expression levels are 100x higher than other select liver genes associated with monogenic diseases. (PAH: phenylketonuria, F9: hemophilia B, MUT: MMA, UGT1A1: Crigler-Najjar syndrome).

We have observed that GeneRide leads to integration of the corrective gene at the albumin locus in preclinical mouse models of disease, non-human primates and human cells (in vitro). In addition, the efficiency of HR that is required for transgene expression with GeneRide is enhanced at sites of active transcription and is likely to be low in tissue where albumin is not actively expressed. We expect that our future liver-directed product candidates will also target the albumin locus for integration. This feature should make both on-target and off-target integration a more predictable process across programs. In addition, because we are using HR, GeneRide product candidates do not contain any bacterial nucleases, addressing the risk of on-target or off-target integration into other sites that are associated with bacterial nucleases. We are exploring the possibility of delivering our therapy to other tissues and target locations in the genome. In in vitro feasibility studies, GeneRide has been amenable to integration at other genomic positions, including rDNA, LAMA3 and COL7A1.

How GeneRide Works

First, we use a synthetic viral vector to deliver a transgene to the nuclei of the patient’s cells via an infusion.

Two “homology guides,” strands of DNA hundreds of nucleotides long that match a specific stretch of the patient’s own genome, flank the transgene, as shown at (2) above.

Upon sensing the therapeutic DNA in the nucleus, the cell’s natural DNA repair process is expected to activate and integrate the transgene at a specific site in the patient’s genome, as shown at (3) above. GeneRide is designed to insert the transgene in a precise manner on the chromosome and at the gene that corresponds to the DNA sequence encoded in the homology guides. For our liver-targeted therapies, this specific location for integration is called the albumin locus.

When our therapeutic transgene is integrated at the albumin locus, it is designed to leverage the strength of this endogenous promoter to drive expression of the transgene, without disrupting albumin production, as shown at (4) above. By using an element called a 2A peptide, we believe we can efficiently produce albumin and the transgene as two separate proteins and further modify albumin in order to monitor GeneRide activity, as shown at (5) above.

Shortly after treatment, the modified cells can begin producing therapeutic levels of protein to combat the disease.

Potential advantages of our GeneRide approach include the following:

•

Targeted integration of transgene into the genome. Conventional gene therapy approaches deliver therapeutic transgenes to target cells. A major shortcoming with most of these approaches is that once the genes are inside the cell, they do not integrate into the host cell’s chromosomes and do not benefit from the natural processes that lead to replication and segregation of DNA during cell division. This is particularly problematic when conventional gene therapies are introduced early in the patient’s life, because the rapid growth of tissues during the child’s normal development will result in dilution and eventual loss of the therapeutic benefit associated with the transgene. Non-integrated genes expressed outside the genome on a separate strand of DNA are called episomes. This episomal expression can be effective in the initial cells that are transduced, some of which may last for a long time or for the life of a patient. However, episomal expression is typically transient in target tissues such as the liver, in which there is high turnover of cells and which tends to grow considerably in size during the course of a pediatric patient’s life. With our GeneRide technology, the transgene is integrated into the genome, which has the potential to provide stable and durable transgene expression as the cells divide and the tissue of the patient grows, and may result in a durable therapeutic benefit.

•

Transgene expression without exogenous promoters. With our GeneRide technology, the transgene is expressed at a location where it is regulated by a potent endogenous promoter. Specifically, we use our long homology guides to insert the transgene at a precise site in the genome that is expressed under the control of a potent endogenous promoter, like the albumin promoter. By not using exogenous promoters to drive expression of our transgene, we avoid the potential for off-target integration of promoters, which has been associated with an increased risk of cancer. We believe our choice of strong endogenous promoters will allow us to reach therapeutic levels of protein expression from the transgene with the modest integration rates typical of the highly accurate and reliable process of HR. We have observed the accurate insertion of the transgene and the resulting expression by the cells in animal models in vivo and human cells in vitro.

•

Nuclease-free genome editing. By harnessing the naturally occurring process of HR, GeneRide is designed to avoid undesired side effects associated with exogenous nucleases used in conventional gene editing technologies. The use of these engineered enzymes has been associated with genotoxicity, including chromosomal alterations, resulting from the error-prone DNA repair of double-stranded DNA cuts. Avoiding the use of nucleases also reduces the number of exogenous components needed to be delivered to the cell.

•

Modularity. We believe our modular approach will allow GeneRide to deliver robust, tissue-specific gene expression that will be reproducible across different therapeutics targeting the same tissue. The AAV capsid serves as the vehicle that enables delivery of the rest of the components to cells in the body. We and our research partners have done extensive work in developing vectors designed to be highly efficient in delivering their contents to specific target tissues such as the liver. The homology guides, which are independent of the transgene, are segments of DNA that each are hundreds of bases long and direct the integration of the target gene to a precise location in the genome. This location is critical because it determines which endogenous promoter will express the transgene. By substituting a different transgene within the GeneRide construct, we believe we can deliver that transgene to address a new therapeutic indication while substantially maintaining all other components of the construct. We believe, for example, that a new therapy based on liver expression of a transgene could use the same capsid and homology guides as LB-001 with the transgene for the new therapy replacing the MUT gene from LB-001. We expect this approach will allow us to leverage common manufacturing processes and analytics across our future GeneRide product candidates and could potentially shorten the development process of future programs.

LB-001 for the Treatment of Methylmalonic Acidemia (MMA)

We are developing our product candidate, LB-001, for the treatment of MMA. LB-001 contains a transgene coding for MUT, the most common gene deficiency in patients with MMA. LB-001 is designed to target liver cells and insert the MUT transgene into the albumin locus. We plan to advance LB-001 to an IND filing by the end of 2019 and into a Phase 1/2 clinical trial in pediatric MMA patients in 2020.

MMA Disease Background

MMA can be caused by mutations in several genes which encode enzymes responsible for the normal metabolism of certain amino acids. The most common mutations are in the gene for MUT, which cause complete or partial deficiencies in its activity. As a result, a substance called methylmalonic acid and other potentially toxic compounds can accumulate, causing the signs and symptoms of MMA. The following figure illustrates the effect of MUT deficiency in liver cells.

Figure 6. Mutations in MUT result in a disorder of the metabolic pathway for branched chain amino acids, specifically methionine, threonine, valine and isoleucine.

The effects of MMA usually appear in early infancy, with symptoms including lethargy, vomiting, dehydration and failure to thrive. Patients with MMA have long-term complications including feeding problems, intellectual disability, kidney disease and pancreatitis. Without treatment, MMA leads to coma and death. There are currently no approved therapies for MMA and the outlook for MMA patients remains poor. Management of the disease is limited to a low-protein, high-calorie diet, lacking amino acids normally processed by the MUT pathway. Despite dietary management and vigilant care, MMA patients, especially those with the most severe deficiencies in MUT, often suffer neurologic and kidney damage exacerbated during periods of catabolic stress when injury, infection or illness trigger the breakdown of protein in the body. Life expectancy for patients with MMA has increased over the past few decades, but is still estimated to be limited to approximately 20 to 30 years. Quality of life for both patients and their families and caregivers is significantly impacted by the disease due to the constraints it places on school life and social functioning. Early intervention in this vulnerable population is essential to combat the manifestation of irreversible clinical disease pathologies.

The incidence of MMA in the United States is reported to be 1 in 50,000 births, with a current prevalence of approximately 1,600 to 2,400 patients in the United States. The proportion of MMA patients with the Mut mutation is estimated at approximately 63% of the total MMA population. We estimate the number of MMA patients with the genetic deficiency targeted by LB-001 to be 3,400 to 5,100 patients in key global markets, of which 1,000 to 1,500 patients are in the United States.

Over time, patients with MMA typically develop end-stage renal disease requiring kidney transplantation in adolescence. Combined liver-kidney transplantation, or early liver transplantation, has emerged as an intervention aimed at improving metabolic control. However, the finite number of liver donors, significant risks associated with surgery, high procedural costs (in the United States, approximately $740,000 on average for liver transplantation and $1.2 million on average for combined liver and kidney transplantation) and lifetime dependence on immunosuppressive drugs limit the widespread implementation of liver transplantation in patients with MMA.

Since MUT is a mitochondrial enzyme, we believe deficiencies in MUT cannot be corrected by enzyme replacement therapy in which functional enzyme is infused into the bloodstream. The most efficient way to get MUT enzyme inside the cell is to have it synthesized there. Several different approaches have been explored in animal models to accomplish this, including introducing mRNA to encode MUT directly into cells or introducing the gene for MUT into cells using a viral vector. While both of these approaches help to validate that the introduction of a functional MUT gene can ameliorate symptoms, they also each have a key limitation in that the therapeutic benefit is transient. In the case of mRNA therapy, weekly intravenous administration of the MUT mRNA was required to maintain therapeutic levels of MUT, but it is not clear how frequently this therapy would need to be administered in patients. In the case of MUT gene therapy, the levels of MUT decreased over time. Without a treatment that is durable, multiple doses would be required. However, the patient’s development of neutralizing antibodies to the viral vector used to deliver the MUT gene therapy limits the ability to administer subsequent doses. In addition, administration of an AAV vector bearing a strong exogenous promoter has been correlated with hepatocellular carcinoma following neonatal delivery.

We believe that introduction of a functional copy of the MUT gene into the genome of MMA patients would represent a much better approach, potentially providing lifelong therapeutic benefit from a single administration.

Our Solution—LB-001

LB-001 is our initial GeneRide product candidate, which we are developing for the treatment of MMA. LB-001 consists of a DNA construct including a gene encoding the human MUT enzyme encapsulated in an AAV capsid. The MUT enzyme coding sequence is coupled to the 2A peptide sequence and surrounded by homology guides that drive the integration of the MUT gene and the 2A peptide sequence into the chromosomal locus for the albumin gene. Based on the way our construct integrates into the albumin locus, the MUT gene is then expressed resulting in synthesis of MUT enzyme as a separate protein from albumin. We chose LK03, the AAV capsid we use in LB-001, because it has been optimized to target human liver cells.

The following graphic illustrates the GeneRide construct for LB-001 inside the LK03 AAV capsid.

Figure 7. Structure of LB-001 GeneRide construct inside the LK03 AAV capsid.

Preclinical Data

Preclinical data for LB-001 was generated in two mouse models of MMA. In the first model, the gene for Mut had been rendered completely non-functional. This non-functional form of Mut is referred to as Mut-/-. Mice bearing this non-functional gene are believed to have a more severe deficiency than seen in the most severe cases of MMA in patients. Left untreated, these mice die within the first few days of life. A single intraperitoneal injection of a murine GeneRide construct of LB-001 into four neonatal mice resulted in increased survival for three out of four mice, with two mice living for more than one year, as shown in the top panel of the following figure. In addition, these mice gained weight, when feeding freely, as shown in the bottom panel of the following figure.

Kaplan-Meier survival curves of

Mut -/- mice treated with a GeneRide construct

Weight of Mut -/- mice over time

Figure 8. Mut-/- mice display enhanced survival (upper panel) and weight gain (lower panel) following neonatal treatment with a murine GeneRide construct of LB-001. Error bars indicate standard error of the mean, or SEM. Control mice were not included as a head-to-head comparator in our study; control mouse data is derived from studies completed by others.

The second mouse model of MMA, called MCK-Mut, is a modification of the Mut-/- mouse in which a functional copy of the mouse Mut gene is placed under the control of the creatine kinase promoter. This allows Mut expression in muscle cells, which in turn allows mice to survive longer while still exhibiting many of the phenotypic changes seen in MMA patients. Five neonatal MCK-Mut mice received single injections of a murine GeneRide construct of LB-001. Expression of Mut was observed in these mice. At one month of age, these mice had significant improvements in weight gain compared to untreated MCK-Mut mice, as shown in the following figure. These results were statistically significant. P-value is a standard measure of statistical significance, with p-values less than 0.05, representing less than a one-in-twenty chance that the results were obtained by chance, usually being deemed statistically significant.

Weight of MCK-Mut mice at 1 month

Figure 9. MCK-Mut mice treated with a murine GeneRide construct of LB-001 show significant improvement in growth at one month following a neonatal administration. * indicates p-value <0.05

GeneRide-treated MCK-Mut mice also had significant reductions in plasma levels of methylcitrate and methylmalonic acid, disease-relevant toxic metabolites and diagnostic biomarkers that accumulate in patients with MMA, as shown in the following figure.

Plasma methylmalonic acid levels at 1 month

Plasma methylcitrate levels at 1 month

Figure 10. MCK-Mut mice treated with a murine GeneRide construct of LB-001 show significant reduction of two circulating disease related metabolites at one month, following a neonatal administration. Upper panel shows the reduction in plasma methylmalonic acid concentrations. Lower panel shows the reduction in plasma methylcitrate concentrations. Not all untreated mice were included as a head-to-head comparator. Untreated mouse data includes historical control mice. * indicates p-value <0.05

One of the limitations of AAV-directed HR gene editing has been the relatively modest rates of chromosomal integration. We address this limitation in our LB-001 program in multiple ways. First, we make use of an AAV capsid, LK03, which has been optimized to target human liver cells. Second, we target genomic insertion into the locus for the albumin gene. Albumin is the most highly expressed protein in the liver and normal expression of most other proteins is only a fraction of that of albumin. Even a modest integration rate may, therefore, express therapeutic levels of protein. Transcriptionally active genes, of which albumin is one, are more susceptible to transgene integration using HR.

Third, the presence of a functional Mut enzyme itself has been observed to provide a selective advantage to hepatocytes over those lacking Mut. Over time, this selective advantage leads to an increased proportion of liver cells that contain the functional copy of Mut. This can be observed in an experiment we conducted in mice in which a murine GeneRide construct was introduced into mice with and without a functioning copy of Mut in the liver. The initial GeneRide integration frequencies in both sets of mice were less than 4%. Over time, the number of modified cells remained the same in mice that naturally express Mut in the liver (Mut+/- in liver). However, after more than one year, in the mice genetically deficient in liver Mut (Mut-/- in liver), the percent of cells expressing Mut increased to 24% as shown in figure 11. This selective advantage could be attributed to improvements in mitochondrial function as a result of Mut expression and restoration of the deficient amino acid metabolic pathway.

RNAscope analysis of liver sections following treatment with a GeneRide construct

Treatment of mouse deficient in liver Mut with a GeneRide construct	Treatment of mouse expressing Mut in liver with a GeneRide construct

Quantitation of selective advantage observed

in liver sections by RNAscope

Liver genotype of treated mice

Figure 11. Treatment with GeneRide can result in a selective advantage to modified liver cells. Upper panel: RNAscope analysis of liver sections from mice treated with a murine GeneRide construct of LB-001. Mice genetically engineered without (left) and with (right) a functioning copy of Mut in the liver were treated neonatally. After more than one year, cells expressing the Mut mRNA specific to our GeneRide construct (dark staining regions) were increased in the mice lacking a natural functioning copy of Mut in the liver, suggestive of a beneficial selective advantage of our GeneRide construct of LB-001. Lower panel: quantitation of RNAscope sections conducted by an independent pathologist.

Additional supporting evidence for selective advantage in these mice includes (i) quantification of cells with the Mut gene integrated at the albumin locus by an orthogonal long-range quantitative polymerase chain reaction, or LR-qPCR, as shown in Figure 12, lower panel, and (ii) detection of an increased rate of integration at the albumin locus by LR-qPCR at more than one-year compared to one month post dose, as shown in Figure 13.

Quantitation of selective advantage observed in liver sections by DNA integration assay

Liver genotype of treated mice

Figure 12. Percent of liver cells containing an integrated copy of the GeneRide specific Mut gene more than one year after a single neonatal administration of a Mut GeneRide construct in mice. LR-qPCR quantitation of DNA with the Mut gene integrated at the albumin locus. Error bars indicate SEM. LR-qPCR=long-range quantitative PCR.

Increase in DNA integration observed rate over time

Figure 13. Increase in cells with integrated GeneRide construct observed over time. Mice deficient in liver Mut were administered a GeneRide construct as neonates. DNA analysis for integration at the albumin locus was conducted by LR-qPCR at 1 month and more than one-year post dose. Error bars indicate SEM.

In contrast to conventional AAV gene therapy approaches, in which the percentage of cells containing the therapy decreases over time as cells replicate and lose the virally encoded transgene, in the MMA mouse study, the percentage of cells containing a Mut GeneRide construct increased over time. These results support our belief that a single administration may provide lifelong benefits.

Future Product Opportunities

Future Liver-Directed Therapies

We expect that our initial product candidates, like LB-001, will be liver-directed therapies. The specificity of our candidates for the liver is determined both by the AAV capsid used and by the location of integration into the host cell’s DNA. LB-001 utilizes the AAV capsid, LK03, which was designed to be highly efficient for transduction of human liver and is being evaluated in a gene therapy clinical trial in the United States conducted by another company. We chose to insert the transgenes for our liver-directed candidates into the albumin gene locus, which is only produced at a meaningful level in the liver, where it is the most highly expressed gene. We believe that the choice of albumin enhances our liver specificity because the active transcription enhances the rate of homologous recombination and the tissue-specific expression of the albumin gene will drive production of our transgene in the liver.

Using Liver as In Vivo Protein Factory

The liver is a major secretory organ that produces many proteins found in circulation. We believe this attribute can allow hepatocytes to deliver key therapeutic proteins to patients with genetic deficiencies. For example, we have demonstrated proof of concept in an animal model of hemophilia B using a murine GeneRide construct of LB-101, encoding human coagulation factor IX to correct a clotting deficiency. In this model, expression of human coagulation factor IX and blood coagulation was restored to normal levels after a single treatment in neonatal and adult diseased mice.

In addition, stable and therapeutic levels of human factor IX persisted for 20 weeks in neonatal wild type mice following administration of a murine GeneRide construct of LB-101, even after partial hepatectomy, or, PH, as shown in Figure 14. PH is a procedure where two-thirds of the liver is removed to trigger regenerative organ growth. With conventional AAV gene therapy, transgene expression following PH is drastically reduced.

Therapeutic and stable levels of human factor IX in plasma following treatment with a murine GeneRide construct of LB-101

Figure 14. Therapeutic and stable levels of human factor IX with a murine GeneRide construct of LB-101. Stable and therapeutic levels of factor IX production from the liver, following neonatal administration, persisted for 20 weeks after administration, even with a PH conducted at 8 weeks of age (therapeutic levels of factor IX between 5% and 20% of normal factor IX shown by dashed lines and the shaded region). Error bars indicate standard deviation.

Inborn Errors of Metabolism

The liver is a key organ responsible for many metabolic and detoxifying processes. Dozens of monogenic diseases, including MMA, arise from deficiencies in liver enzymes involved in metabolic pathways. We have generated additional proof of concept data in animal models to address another rare inborn error of metabolism, Crigler-Najjar syndrome. Patients with Crigler-Najjar are unable to metabolize and remove bilirubin from circulation, resulting in lifelong risk of neurological damage and death. A murine GeneRide construct of LB-301, with the gene for bilirubin uridine diphosphate glucuronosyl transferase, or UGT1A1, as the transgene, was used to correct the gene deficiency in an animal model of Crigler-Najjar syndrome. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year, as shown in figure 15. Additional indications we may pursue in this category include phenylketonuria, ornithine transcarbamylase deficiency and glycogen storage disease type 1A.

12 month survival after treatment with GeneRide construct in Crigler-Najjar syndrome mouse model

Figure 15. Increased survival in a mouse model of Crigler-Najjar syndrome following neonatal administration of a GeneRide construct delivering UGT1A1. Untreated animals (n=6) all died within 20 days of birth without continued blue-light therapy. Blue-light therapy, a treatment that facilitates clearance and reduction of toxic bilirubin levels, was applied from birth to Day 8. Without continued blue-light therapy, animals treated with a GeneRide construct (n=5) survived for one year.

Multi-Organ Diseases

Some genetic mutations result in both protein deficiencies and over-expression of deleterious proteins, leading to pathogenesis. One such disease is A1ATD. In A1ATD, patients have a deficit of circulating A1AT and can develop severe liver damage, which may necessitate a liver transplant. This is because AATD is a dominant negative genetic disease, in which the defective copy of the gene is associated with symptoms even in the presence of a normal copy. AATD is another genetic disease that has been corrected in a mouse model using a murine GeneRide construct of LB-201. The GeneRide construct used in the mouse model included a normal copy of the gene as well as a microRNA that was designed to reduce the expression of the deleterious gene. Expression of the transgene and downregulation of the mutant gene were evident in these mice for at least eight months.

Discovery Engine

We intend to choose a clinical development candidate from among these programs or from one of our other internal programs by the end of 2019. The key criteria we use in selecting development programs is unmet clinical need, the requirement to intervene early, well-understood biology, existing animal disease model, the ability to rapidly generate clinical proof of concept data and technical feasibility. We will also prioritize indications where we believe restoration of a modest level of transgene expression can provide a therapeutic benefit and where selective advantage of modified hepatocytes may further increase the proportion of corrected cells in the tissue over time. Our initial focus will be on hepatic and systemic diseases where liver-directed therapy is likely to provide therapeutic benefit. We expect that later product candidates will include products that target other tissues such as the CNS or muscle.

Continued Evolution of the GeneRide Platform

We continue to work to optimize key aspects of our platform from the design of the constructs and capsids to manufacturing at a commercial scale.

•

AAV capsid. AAV capsids are designed to be highly efficient in delivering their contents to specific target tissues such as the liver. Extensive work has been done by our founders to identify capsids better suited for clinical use in the liver and other indications. For example, LK03, the AAV capsid we licensed from the Kay Lab at Stanford and use in LB-001, was developed to be liver selective. A recently published study found that the prevalence of neutralizing antibodies against LK03 is low in general (23%), particularly in late childhood, which we believe makes this capsid especially suitable for AAV gene therapy in pediatric patients. LK03 is also currently being used by other companies to treat hemophilia patients with liver selective gene therapy. In addition, we have recently licensed additional capsids from the Kay Lab and entered a partnership with CMRI to develop next generation viral vectors.

•

Homology guides and integration sites. Our genome editing technology has the potential advantage that the homology guides and integration sites for one therapy can be applied to other therapies that target the same tissue. We intend to apply the knowledge we gain through the optimization of the rate of homologous recombination and gene expression levels to subsequent product candidates.

•

Targets. We continue to evaluate a broad range of potential targets, starting with those that correspond to genes normally expressed in the liver, continuing to other tissues related to liver expression, and finally to considering targets that are best addressed directly in other tissues such as the CNS or muscle.

•

Selection. A potential advantage of our genome editing technology is its durable nature arising from chromosomal integration. We have identified therapies where correction of a gene deficiency may provide a selective advantage to cells and drive expansion of the percentage of cells containing the transgene. We and our collaborators are also assessing methods of providing a selective advantage to treated cells even when the transgene does not provide a selection advantage at the cellular level. One such method involves adding an element to a GeneRide construct such that cells that do not incorporate the element are at a selective disadvantage when patients are treated with an external agent. We believe that these and related methods will enable us to enrich the number of cells containing the desired gene ensuring that patients derive long-term therapeutic benefit.

Manufacturing

We believe we are well-positioned to drive the continued development of our GeneRide technology for the treatment of severe genetic diseases. We have assembled extensive expertise in capsid development, AAV vector design, product development and manufacturing, as well as a broad intellectual property estate, an experienced management team and a world-class group of scientific advisors and network of leading contract development and manufacturing organizations and academic collaborators.

Additionally, we are developing an AAV vector manufacturing process technology that we believe will be both reproducible and scalable. We believe that our work and advancements in viral vector design, capsid development and related manufacturing processes will serve as a strong foundation for the industrialization of our genome editing technology and ultimately enable us to realize the full potential of our GeneRide technology and our products on a commercial scale.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy, gene editing and genome editing fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization. Not only must we compete with other companies that are focused on gene therapy, gene editing and/or genome editing technologies, any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene therapy and gene editing. There are additional companies that are working to develop therapies in areas related to our research programs.

Our focus is the development of genetic medicines using our proprietary GeneRide technology. If our current programs are approved for the indications we are pursuing or contemplate we may pursue, they may compete with other products currently under development, including gene editing and gene therapy products. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics and Precision BioSciences. We may also compete with companies developing gene therapy products, including Homology Medicines, Audentes Therapeutics, bluebird bio, uniQure and Voyager Therapeutics.

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

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to LB-001 and any future product candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved. For more information regarding these competitive risks, see “Risk Factors—Risks Related to Commercialization.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. We seek to protect our proprietary position by, among other things, exclusively licensing and filing U.S. and certain foreign patent applications related to our platform technology, existing and planned programs, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation, and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We additionally rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions where available.

Our in-licensed patents and patent applications are directed to various aspects of our gene insertion and gene targeting technologies, including technology applied to treatment of human diseases by targeted insertion and expression of therapeutic transgenes and viral vector technology for transgene delivery. The licenses are, in some cases, limited to certain technical fields and/or therapeutic indications. We intend to pursue, when possible, additional patent protection, including filing patent applications seeking to protect composition of matter, method of use, and process claims, directed to our product development programs. We also intend to pursue rights to existing technologies through one or more licenses from third parties.

Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our intellectual property portfolio as of March 21, 2019 is summarized below. For some of our pending patent applications, prosecution has yet to commence. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Nucleic Acid Delivery

We have non-exclusively licensed from The Board of Trustees of the Leland Stanford Junior University, or Stanford, two families of patents and patent applications, or Family 1 and Family 2, relating to AAV capsid polypeptides with improved properties useful for nucleic acid transfer applications and their manufacture and methods of use. Family 1 includes four granted U.S. patents in the U.S. and one granted European patent. The issued U.S. patents in Family 1 are expected to expire in 2027. Patent term extensions could result in later expiration dates. Family 2 includes two granted U.S. patents and pending applications in the U.S., Europe, and Hong Kong. The issued U.S. patents in Family 2, and any which may later issue from a pending Family 2 patent application, are expected to expire in 2032. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 1 and Family 2, please see “License Agreements.”

Non-Disruptive Gene Targeting

We have exclusively licensed from Stanford and the Board of Regents of the University of Texas System, or UT, patent applications relating to technology for the insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 3. Family 3 includes one pending patent application in each of the U.S. and Europe. Any patent which may issue from a pending Family 3 patent application is expected to expire in 2033. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 3, please see “License Agreements.”

Genome Editing without Nucleases

We have exclusively licensed from Stanford patent applications relating to technology for the nuclease-free insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 4. Family 4 includes patent applications pending in eleven jurisdictions including the U.S., Europe, Canada, China, Korea, and Japan. Any patent which may issue from a pending Family 4 patent application is expected to expire in 2035. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 4, please see “License Agreements.”

AAV Capsids which Exhibit an Enhanced Neutralization Profile and/or Increased Transduction or Tropism in Human Liver Tissue or Hepatocyte Cells

We have non-exclusively licensed from Stanford patent applications, or Family 5, relating to recombinant AAV capsids resistant to pre-existing human neutralizing antibodies and/or characterized by increased transduction or tropism in human liver tissue or hepatocyte cells, useful for nucleic acid transfer applications and their manufacture and methods of use. Family 5 includes one granted U.S. patent and patent applications pending in six jurisdictions including the U.S., Europe, Australia, Canada, China and Japan. The issued U.S. patent in Family 5, and any patent which may issue from a pending Family 5 patent application is expected to expire in 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

Synthetic codon-optimized MUT gene

We have non-exclusively licensed from the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health (the “NIH”), patents and patent applications relating to synthetic polynucleotides encoding methylmalonyl-CoA mutase (synMUT) and exhibiting augmented expression in cell culture and/or in a subject. The synMUT license includes at least two granted U.S. patents, one granted European patent, and a pending application in the U.S. The issued U.S. patents under the synMUT license and any which may later issue from a pending patent application are expected to expire in 2034. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of the synMUT license, please see “License Agreements

In addition to the above, we have also filed a U.S. Provisional application and a PCT application directed to non-disruptive gene therapy for the treatment of MMA.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications or the pending patent applications licensed to us will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents or the pending patent applications licensed to us.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims, if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents or patents that we license. Any issued patents that we may receive or license in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a treatment method or product candidate we may develop, it is possible that, before any of our technology can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective technology and any competitive advantage such patent may provide.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing collaboration agreements containing confidentiality obligations with our collaborators, and agreements containing non-competition, non-solicitation, confidentiality, and invention assignment obligations with our employees and consultants, including our scientific advisors. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

Trademarks

Our registered trademark portfolio currently contains allowed trademarks in the United States for the marks LOGICBIO and GENERIDE.

License Agreements

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers some of the compositions that we are researching and developing and some of the scientific processes that we use. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

The Board of Trustees of the Leland Stanford Junior University License Agreements

In December 2015, as amended in January 2018, we entered into a license agreement with Stanford pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by certain patent rights to the GeneRide technology owned by Stanford within certain fields of use.

This exclusive license grant is limited to the following fields: (a) human therapeutics to treat methylmalonic acidemia, propionic acidemia, HIV, influenza, malaria, Crigler-Najjar syndrome, Tyrosinemia Type I, Wilson’s disease, hemophilia B, Glycogen Storage Disease 1 and Glycogen Storage Disease 3, and (b) the prevention, treatment or diagnosis via genome editing without a nuclease of certain additional indications with respect to liver tissue and certain other tissues to be nominated by us, subject to the terms of the agreement.

Pursuant to the Stanford license agreement, we also obtained (i) a non-exclusive license to make, have made, use, import, offer to sell and sell products covered by the foregoing GeneRide patent rights in the field of human therapeutics to treat hemophilia A (via genome editing without a nuclease) and Alpha-1 antitrypsin disease; (ii) a non-exclusive license to make, have made, use, import, offer to sell and sell products covered by certain patent rights with respect to AAV capsids owned by Stanford within the same fields of use that apply to the license under the patent rights to the GeneRide technology owned by Stanford; (iii) an exclusive license to make, have made, use, import, offer to sell and sell products covered by certain capsid-related patent rights owned by Stanford within the field of the diagnosis, prevention or treatment of phenylketonuria in humans; and (iv) a non-exclusive license to certain related know-how.

The license grant from Stanford under the patent rights to the GeneRide technology owned by Stanford does not extend to autologous ex vivo use for non-episomal DNA delivery and maintenance for hematopoietic stem cells for sickle cell or beta thalassemia.

The rights licensed to us are sublicensable through a single tier without Stanford’s consent.

Under the terms of the agreement, as amended, we paid a one-time, non-refundable upfront fee of $75,000, issued Stanford 130,894 shares of our common stock, and subsequently issued 56,097 additional shares of common stock pursuant to Stanford’s anti-dilution rights under the agreement. In addition, pursuant to its rights under the agreement, Stanford purchased shares of our Series A Preferred Stock and Series B Preferred Stock. We are required to pay Stanford low single-digit royalties on net sales of products as well as a portion of non-royalty sublicensing revenues. Our obligation to pay royalties will expire (i) on country-by-country basis with respect to net sales of any specified product sold, used, manufactured or imported in an applicable country until the expiration of the last valid claim within the licensed patents in such country covering such licensed product; and (ii) with respect to net sales of any such product, ten years from the first commercial sale of any licensed product. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us, and up to an aggregate amount of $1.3 million of development milestone payments. We were also required to reimburse Stanford for all patent prosecution costs incurred prior to the agreement with respect to the patent rights to the GeneRide technology and for all future patent prosecution costs with respect to the patent rights to the GeneRide technology. We do not have the right to control patent prosecution with respect to the licensed patent applications, but we do have the first right to enforce any patents which may issue from these patent applications.

The term of the license agreement will continue so long as there is a valid claim of a licensed patent. Stanford may terminate the agreement upon at least 60 days’ notice to us if (i) we are in material default in the provision of any report or payment of any amounts due to Stanford under the agreement, (ii) we do not use commercially reasonable efforts to develop or commercialize licensed products; (iii) we do not achieve certain diligence milestones within the mutually agreed timeline; (iv) we are in material breach of any provision of the agreement; or (v) provide any materially false report to Stanford. We may terminate the agreement at any time upon at least 30 days’ notice to Stanford.

The Board of Regents of the University of Texas System License Agreement

In May 2018, we entered into a license agreement with the University of Texas, pursuant to which we obtained an exclusive, worldwide license to manufacture, have manufactured, distribute, have distributed, use, offer for sale, sell, lease, loan or import products covered by certain patent rights to the GeneRide technology owned by the University of Texas (jointly with Stanford) within certain fields of use.

This exclusive license grant is limited to the following fields: (a) human therapeutics to treat methylmalonic acidemia, propionic acidemia, HIV, influenza, malaria, Crigler-Najjar Syndrome, Tyrosinemia Type I, Wilson’s disease, hemophilia B, Glycogen Storage Disease 1, Glycogen Storage Disease 3 and any other human disease of liver tissue that affects less than 200,000 persons in the United States as of the effective date of the agreement, and (b) the prevention, treatment or diagnosis via genome editing without a nuclease of certain additional indications with respect to certain tissues to be nominated by us, subject to the terms of the agreement.

Pursuant to the University of Texas license agreement, we also obtained a non-exclusive license to certain related know-how.

The rights licensed to us are sublicensable through multiple tiers without the consent of the University of Texas.

Under the terms of the agreement we paid a one-time, non-refundable upfront fee of $25,000. We are required to pay the University of Texas low single-digit royalties on all net sales of products as well as a portion of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us, and certain development and sales milestone payments up to $3.0 million. We are also required to reimburse the University of Texas for all future patent prosecution costs on a pro rata basis with other licensees. We do not have the right to control patent prosecution with respect to the licensed patent applications, but we do have the first right to enforce any patents which may issue from these patent applications.

The term of the license agreement will continue on a country-by-country and product-by-product basis until the later of the expiration of the last-to-expire valid claim of a licensed patent that covers such product in such country and 10 years from the date of the first commercial sale of such product in such country. The University of Texas may terminate the agreement in its entirety or with respect to any applicable part of the licensed subject matter, field of use or licensed territory, or convert the exclusive license to a non-exclusive license, if (i) we fail to timely make a required payment to the University of Texas under the agreement; (ii) we are in material breach of a provision of the agreement and fail to timely cure such breach; (iii) we breach any payment obligation under the agreement three or more times in any 12-month period; (iv) we initiate, or an affiliate or sublicense initiates, a patent challenge against a licensed patent; or (v) we become bankrupt or insolvent, our board elects to liquidate our assets or dissolve the business, we cease business operations, we make an assignment to the benefit of our creditors, or our business or assets are otherwise placed in the hands of a receiver, assignee or trustee. We may terminate the agreement in its entirety or with respect to any applicable part of the licensed subject matter, field of use or licensed territory upon at least 30 days’ notice to the University of Texas.

The NIH

In December 2018, we entered into a license agreement with the NIH, pursuant to which we obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. We have the right to grant sublicenses under the license granted by the NIH, concurrently with licenses of its proprietary or other in-licensed intellectual property rights, with the NIH’s prior consent, not to be unreasonably withheld. The license grant is subject to typical statutory requirements and reserved rights as required under federal law and NIH requirements, including a requirement to manufacture substantially in the United States products used or sold in the United States that embody Licensed Products or are produced through the use of Licensed Processes.

Under the terms of the License Agreement, the NIH is entitled to receive an upfront payment of $25,000, and payments of up to an aggregate of $9.7 million upon the achievement of certain specified development, regulatory and sales-based benchmarks. The NIH is also entitled to receive running royalties on annual net sales of Licensed Products (subject to reductions for combination products that include Licensed Products), at certain low- to mid-single digit royalty rates, which rates vary based on the geographic market in which a sale occurs (subject to certain annual minimum royalty payments). The milestones and running royalties will be payable with respect to Licensed Products that are no longer covered by the licensed patent rights in a country, if the products are the subject of orphan drug exclusivity in the country. Additionally, if we receive a priority review voucher or a foreign equivalent for a Licensed Product, we have an obligation to pay to the NIH (a) a mid-single digit percentage of the sale price of the voucher, if we sell the priority review voucher, or (b) a low-single digit percentage of the fair market value of the voucher, if the we use the voucher to obtain regulatory approval of its product for an orphan indication or in the Licensed Field. The NIH is also entitled to receive a low-single digit percentage of upfront consideration that we receive for a sublicense of the rights licensed under the License Agreement and a low-single digit percentage of any consideration received for any assignment of the License Agreement by us.

Under the terms of the License Agreement, we have an obligation to use reasonable commercial efforts to make Licensed Products and Licensed Processes reasonably available in the United States following first commercial sale, make reasonable quantities of Licensed Products or materials produced through the use of Licensed Processes available to patient assistance programs and achieve certain diligence milestones.

Unless earlier terminated, the term of the License Agreement will continue until the last to expire of the licensed patent rights and any orphan drug exclusivity covering a Licensed Product in any jurisdiction. The NIH may terminate the License Agreement if we are in default in the performance of any material obligations under the License Agreement if the default has not been remedied within ninety days after the date of notice in writing of the default. In addition, the NIH may terminate or modify, at its option, the License Agreement, if the NIH determines, taking into account the normal course of commercial development programs conducted with sound and reasonable business practices and judgment, that we (i) have willfully made a false statement of, or willfully omitted, a material fact in the license application or in any report required by the License Agreement, (ii) have committed a material breach of a covenant or agreement contained in the License Agreement, (iii) are not keeping Licensed Products or Licensed Processes reasonably available to the public after first commercial sale, (iv) cannot reasonably satisfy unmet health and safety needs or (v) cannot reasonably justify a failure to comply with its domestic manufacturing requirements under the License Agreement. We have a unilateral right to terminate the License Agreement in any country or territory by giving the NIH sixty days’ written notice.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Government Regulation of Biological Products

In the United States, biological products, including gene therapy products, are subject to regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Products also are subject to other federal, state and local statutes and regulations. Each clinical study protocol for a gene therapy product must be reviewed by the FDA and, in some instances, the National Institute of Health, through its Recombinant DNA Advisory Committee, or RAC. FDA approval must be obtained before marketing of biological products.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. The FDA and NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents, including as recently as July 2018, related to, among other things, the overall gene therapy development process, preclinical assessment, observing subjects in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in an IND for gene therapy.

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

The process required by the FDA before a biological products may be marketed in the United States generally involves the following:

•

completion of extensive preclinical studies and tests in accordance with applicable regulations, including Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

•

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of preclinical testing and clinical trials;

•	a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;

•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic will be produced to assess compliance with good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls used in product manufacture are adequate to preserve the biologic’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the BLA;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

•	FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review, if applicable, prior to any commercial marketing or sale of the product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our investigational medicines and any future investigational medicines will be granted on a timely basis, or at all.

Preclinical Studies

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of the chemistry, formulation and stability of the product candidate, as well as trials to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP regulations.

The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

There are additional requirements when a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research. In those situations, prior to the submission of an IND to the FDA, a protocol and related documentation must be submitted to and the study must be registered with the NIH Office of Science Policy, or OSP, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations, at one of its quarterly public meetings. The OSP will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OSP website and may be accessed by the public.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH has a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

Concurrently with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Review and Approval

After the successful completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological products. The BLA must include results of the preclinical studies and clinical trials, detailed information relating to the product’s chemistry, manufacture, controls, proposed labeling and other relevant information. The BLA must contain proof of safety, purity, potency and efficacy and may include both negative and ambiguous results of preclinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a filing decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA ultimately may decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If the FDA issues a complete response letter, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product in the United States. An applicant must request orphan drug designation before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. That means the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication; in the latter case, because health care professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite our orphan exclusivity. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same drug and same indication, as defined by the FDA, for which we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA also may review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies also are eligible for accelerated approval. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Once a BLA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if the FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. Under priority review, the FDA must review an application in six months, compared to ten months for a standard review. Most products that are eligible for fast track or breakthrough therapy designation also are likely to be considered appropriate to receive a priority review.

A biological product also can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Regenerative Medicine Advanced Therapies Designation

As part of the 21st Century Cures Act, enacted in December 2016, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine advanced therapies, or RMAT, do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like the FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials.

Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or other enforcement-related letters or clinical holds on post approval clinical trials;

•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties;

•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to reviewing and approving biosimilars.

Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, must be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. One must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA is subject to significant uncertainty.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of other geographies, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively affect the regulatory process in others.

Other Healthcare Laws and Regulations

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain approval. These laws include, but are not limited to the following:

•

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federally funded healthcare programs, such as Medicare and Medicaid. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand;

•

The federal civil and criminal false claims laws, including, without limitation, the federal civil monetary penalties law and the civil False Claims Act, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates;

•

The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;

•

The Foreign Corrupt Practices Act, or the FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts;

•	The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	The U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product; and

•

State and foreign equivalents of each of the healthcare fraud and abuse laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. We may also be subject to: state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that restrict payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and equivalent foreign laws and regulations. Further, we may be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the Affordable Care Act amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the Affordable Care Act provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Violations of these laws can subject us to criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages and reputational harm, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our future operations and business.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological products for which we obtain regulatory approval. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded drug and biologic products. In the United States and markets in other countries, patients who are prescribed products generally rely on third party payors to reimburse all or part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. If approved, sales of our product candidates will depend, in part, on the availability of coverage and adequate reimbursement from third party payors. Third party payors include government authorities, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third party payor will provide coverage for a biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to biologics, third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost sharing obligation imposed on patients. A decision by a third party payor not to cover our product candidates could reduce physician utilization of a product. Moreover, a third party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time consuming process.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third party payors do not consider a product to be cost effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low priced markets exert a commercial pressure on pricing within a country.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the Affordable Care Act have yet to be implemented, while certain provisions have been subject to legal and political challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress could consider additional legislation to repeal or replace elements of the Affordable Care Act, or adopt other healthcare reform measures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation.

Other legislative changes have been adopted since the enactment of the Affordable Care Act. For example, the Budget Control Act of 2011 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2027 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Employees

As of December 31, 2018, we had 23 full time employees, including 16 with Ph.D. or other advanced degrees. Of these full time employees, 14 are engaged in research and development and 9 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate and Other Information

LogicBio Therapeutics, Inc. was incorporated under the laws of the State of Delaware in August 2014. Our principal executive offices are located at 99 Erie St., Cambridge, Massachusetts 02139, and our telephone number is (617) 245-0399. Our website address is http://www.logicbio.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

We have three subsidiaries, LogicBio Therapeutics Research, LTD., a wholly owned Israeli subsidiary formed in January 2016, LogicBio Australia Pty Limited, a wholly owned Australian subsidiary formed in April 2018, and LogicBio Securities Corporation, a wholly owned Delaware subsidiary formed in December 2018. As of December 31, 2018, all operations had ceased for LogicBio Therapeutics Research, LTD.

You may read our Securities and Exchange Commission, or SEC, filings, including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, over the internet at the SEC’s website at www.sec.gov. We also maintain a website at www.logicbio.com, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

We are a preclinical-stage genome editing company with a limited operating history. We have incurred net losses in each year since our inception, including a net loss of $17.6 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of approximately $27.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance LB-001, our lead product candidate, through preclinical and clinical development, expand our research and development capabilities and activities, develop new product candidates, initiate and complete clinical trials, seek regulatory approval and, if we receive approval from the U.S. Food and Drug Administration, or FDA, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that our expenses will also increase substantially if and as we:

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

Furthermore, our ability to successfully develop, commercialize and license our product candidates and potentially generate product revenue is subject to substantial additional risks and uncertainties. Each program and any product candidate we develop, will require additional preclinical and clinical development, potential regulatory approval in one or more jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. See “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

Based upon our current operating plan, we believe that our cash and cash equivalents as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through 2020. We anticipate that we may need additional funding in order to complete the Phase 1/2 clinical trial of LB-001. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LB-001 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, if applicable, any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including:

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

To date, we have not completed any clinical trials required for the approval of LB-001. Although we plan to advance LB-001 to an IND filing by the end of 2019 and into a Phase 1/2 clinical trial in 2020, we may experience delays in conducting any clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned to address clinical holds imposed by regulatory authorities or for other reasons, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We plan to file our IND to begin our first clinical trial for our MMA program targeting the liver in late-2019. Commencing this clinical trial, and any other clinical trials we may initiate, is also subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities, including the NIH. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of our first clinical trial for our MMA programs or any of our other programs may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

If we fail to comply with obligations in agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, including our agreements with Stanford University and the University of Texas through which we license our core technology or our agreement with the NIH for development and commercial rights to the transgene for LB-001, we could lose such rights that are important to our business, and we may be unable to continue our development or commercialization programs as a result, which would be harmful to our business.

We are a party to agreements with Stanford University and the University of Texas to license our core technology, and we are party to a license agreement with the NIH for development and commercialization rights to the transgene for LB-001. We may enter into additional agreements with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

In exchange for the rights granted to us pursuant to the Stanford agreement, the University of Texas agreement and the NIH agreement, we are obligated to make payments upon the achievement of certain milestone events and to pay annual maintenance fees and specified royalties. If we fail to comply with our obligations under our agreements with Stanford University, the University of Texas, the NIH, or any future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We may not be successful in obtaining or maintaining necessary rights to current or future product candidates in clinical studies and for commercialization through acquisitions and in-licenses, which could delay or prevent us from commencing clinical trials and ultimately commercializing our current or future product candidates.

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

As of December 31, 2018, we had 23 employees. We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, technical development, clinical and regulatory affairs and sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our focus is the development of genetic medicines. There are a number of companies developing nuclease-based gene editing technologies, including CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics and Precision BioSciences. We may also compete with companies developing gene therapy products, including Homology Medicines, Audentes Therapeutics, bluebird bio, uniQure and Voyager Therapeutics. Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA based approach, Selecta Biosciences with AAV gene therapy, and Hemoshear Therapeutics using a small molecule. While none of these companies have clinical-stage programs for these therapies, any of them may obtain regulatory approval for a treatment for MMA before LB-001, which could negatively affect our ability to successfully commercialize LB-001, if approved.

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

As of December 31, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, beneficially owned approximately 44% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, 15,020,933 shares of our common stock were restricted as a result of securities laws or lock-up agreements, but will become eligible to be sold at various times beginning 180 days after the date of our initial public offering, or IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of 11,789,775 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We also plan to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon the exercise of outstanding options. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or by-laws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. Additionally, our bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. However, as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 28, 2018, in light of the decision issued by the Delaware Court of Chancery in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as the federal forum selection provision in our bylaws are not valid under Delaware law, we do not intend to enforce such provision unless and until the Delaware Court of Chancery’s decision is reversed by the Delaware Supreme Court on appeal or otherwise abrogated. We may incur additional costs associated with resolving such actions in other jurisdictions, which could adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy approximately 11,800 square feet of office and laboratory space in Cambridge, MA under a short term lease. While we expect that this space will be sufficient to cover our needs until the lease expires, we are actively looking for a longer term lease for laboratory space.

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “LOGC.” As of March 29, 2019, there were approximately 24 holders of record of shares of our common stock

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

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

The net offering proceeds to us, after deducting underwriting discounts and offering costs payable by us of an aggregate of approximately $8.2 million, were approximately $72.3 million. No material offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 18, 2018. As of December 31, 2018, we consumed approximately $5.0 million of net proceeds from the IPO, primarily to continue ongoing development of LB-001 in MMA and for discovery and preclinical development of additional product candidates, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents.

Item 6.	Selected Financial Data

The following tables set forth our selected financial data for the periods indicated. The following consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2016 and the consolidated balance sheet data as of December 31, 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The data should be read together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except shares and per share data)	2018	2017	2016
Operating expenses:
Research and development	$11,079	$3,558	$2,030
General and administrative	6,864	2,296	1,373

Total operating expenses	17,943	5,854	3,403

Loss from operations	(17,943)	(5,854)	(3,403)

Other income (expense):
Interest income (expense), net	567	54	(1)
Other (expense) income, net	(159)	67	(6)

Total other income (expense), net	408	121	(7)

Loss before income taxes	(17,535)	(5,733)	(3,410)
Income tax provision	(86)	(62)	(18)

Net loss	$(17,621)	$(5,795)	$(3,428)

Net loss attributable to common stockholders—basic and diluted	$(17,621)	$(7,735)	$(3,765)

Net loss per share attributable to common stockholders—basic and diluted	$(3.04)	$(5.54)	$(4.43)

Weighted-average common stock outstanding—basic and diluted	5,801,533	1,395,381	849,061

Consolidated Balance Sheet Data:

	As of December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$80,906	$24,575	$1,728
Total assets	$82,910	$26,174	$2,029
Total liabilities	$2,685	$1,711	$920
Total stockholders’ equity (deficit)	$80,225	$(8,599)	$(3,250)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. We plan to advance LB-001 to an IND filing by the end of 2019 and into a Phase 1/2 clinical trial in pediatric MMA patients in 2020. We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In addition to MMA, we have demonstrated proof of concept of our platform in hemophilia B, alpha-1-antitrypsin deficiency, or A1ATD, and Crigler-Najjar syndrome animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting the CNS and muscle.

Since our inception in 2014, we have devoted all of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital, recruiting management and technical staff. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2018, we have raised approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018 and approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $17.6 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $27.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities.

Furthermore, we now incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses.

Initial Public Offering

On October 23, 2018, we completed our IPO, in which we issued and sold 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. The aggregate net proceeds to us from the IPO were approximately $72.3 million after deducting underwriting discounts and commissions and offering expenses. The shares began trading on The Nasdaq Global Market on October 19, 2018. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock, converted into 11,789,775 shares of our common stock.

Components of Results of Operations

Revenue

Since inception through December 31, 2018, we have not generated any revenue. We do not expect to generate any revenue from the sale of products in the near future. If our development efforts for LB-001, or other product candidates that we may develop in the future, are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

Other Income (Expense), Net

Interest income (expense), net consists primarily of interest on our cash and cash equivalents. Other (expense) income, net consists primarily of foreign exchange gains and losses.

Results of Operations

Year Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$11,079	$3,558
General and administrative	6,864	2,296

Total operating expenses	17,943	5,854

Loss from operations	(17,943)	(5,854)

Other income:
Other income, net	408	121

Loss before income taxes	(17,535)	(5,733)
Income tax provision	(86)	(62)

Net loss	$(17,621)	$(5,795)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase
	2018	2017
	(in thousands)
LB-001 external development and manufacturing costs	$3,628	$179	3,449
Personnel-related costs	2,366	1,392	974
Other research and development costs	5,085	1,987	3,098

Total research and development expenses	$11,079	$3,558	$7,521

Research and development expenses for the year ended December 31, 2018 were $11.1 million, compared to $3.6 million for year ended December 31, 2017. The increase of approximately $7.5 million was primarily due to an increase of approximately $3.4 million related to external development and manufacturing expenses for our lead product candidate LB-001, $3.1 million in other research and development expenses as we increased our overall research and development activities, and $1.0 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the year ended December 31, 2018 included stock-based compensation expense of $0.3 million compared to $0.4 million for the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017. The increase of approximately $4.6 million was primarily due to legal and professional fees and personnel-related costs, including salaries, stock-based compensation and bonuses. The increase in professional fees was primarily due to the increase in legal, auditing and consulting services provided. The increase in personnel-related costs was primarily due to an increase in headcount of executive level employees. Stock-based compensation expense included in general and administrative expenses was $0.8 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Other Income, Net

Other income, net was $0.4 million for the year ended December 31, 2018, compared to other income, net of $0.1 million for the year ended December 31, 2017. The change was primarily related to interest earned on our money market accounts.

Liquidity and Capital Resources

Overview

Since our inception and through December 31, 2018, we have not generated any revenue and have incurred significant losses and negative cash flows from our operations.

Cash Flows

The following table summarized our cash flows for each of the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(15,267)	$(5,782)
Net cash used in investing activities	(579)	(36)
Net cash provided by financing activities	72,306	28,703
Effect on foreign exchange rates on cash and cash equivalents	17	(38)

Net increase in cash and cash equivalents	$56,477	$22,847

Operating Activities

During the year ended December 31, 2018, operating activities used $15.3 million of cash, primarily from our net loss of $17.6 million and net cash provided by changes in our operating assets and liabilities of $1.0 million, non-cash charges of $1.3 million, which were primarily related to stock-based compensation expense and loss on disposal of property and equipment. Changes in net cash in our operating assets and liabilities for the year ended

December 31, 2018 consisted primarily of a $0.2 million increase to prepaid expenses and other current assets, a $0.9 million increase in accrued expenses and other liabilities and a $0.2 million decrease to other non-current assets. The increase in accrued expenses was primarily due to the increase in accrued professional services mainly related to the IPO.

During the year ended December 31, 2017, operating activities used $5.8 million of cash, primarily from our net loss of $5.8 million and net cash used by changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $0.5 million, primarily related to stock-based compensation expense. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $1.0 million increase in prepaid expenses and other current assets and a $0.2 million increase in other non-current assets, which were partially offset by an increase of $0.8 million in accounts payable. The increases in prepaid expenses and other current assets and other non-current assets were primarily due to an increase in prepayments related to our research agreements. The increase in accounts payable was primarily due to an increase in spending related to LB-001.

Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $0.6 million, primarily from the purchase of property and equipment.

During the year ended December 31, 2017, net cash used in investing activities was $36,000 for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $72.3 million, primarily from the issuance of common stock related to the IPO.

During the year ended December 31, 2017, net cash provided by financing activities was $28.7 million, primarily from net proceeds from the sale of the first tranche of Series B preferred stock in June 2017.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,251	$1,028	$223	$—	$—
Collaboration and research agreements (1)	1,268	1,268	—	—	—

Total	$2,519	$2,296	$223	$—	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We account for stock-based compensation transactions using a grant-date fair-value-based method under FASB Codification Topic 718, Compensation—Stock Compensation. We account for all stock-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We have also issued restricted stock with performance-based vesting conditions and recorded the expense for these awards when we concluded that it was probable that the performance condition would be achieved. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency exchange rate sensitivities.

Interest Rate Sensitivity

As of December 31, 2018, we had cash and cash equivalents of $80.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of December 31, 2018, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

The functional currency of our wholly owned foreign subsidiary, LogicBio Research, is in the Israeli new shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment and included in the consolidated statements of convertible preferred stock and stockholder’s deficit as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income, net in the consolidated statements of operations as incurred. As of December 31, 2018, all operations had ceased for LogicBio Research.

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

Item 8.	Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 were not effective due to the material weakness identified in fiscal year 2017 in our internal control over financial reporting process which included an ineffective control environment, including a lack of sufficient accounting personnel and personnel with financial reporting expertise, ineffective controls procedures, including those related to recognition in the appropriate period for certain transactions, ineffective risk assessment controls, including those policies and practices that would identify changes in our business practices, which could significantly impact our consolidated financial statements and system of internal controls, and ineffective monitoring of controls related to the financial close and reporting process.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During 2018, we made the following enhancements to our control environment including the following:

•	We added finance personnel to the organization to strengthen our internal accounting team to include a Controller.

•	We engaged a third party to help us enhance our documentation of accounting policies and positions on technical accounting topics throughout the year.

Our remediation activities are continuing during 2019. In addition to the above actions, we expect to engage in additional activities in the current year, including:

•	Add more accounting resources to enhance our control environment;

•

Engage outside consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks, are properly designed, and provide for appropriate evidence of performance of the internal control;

•

Engage outside consultants to assist us in the evaluation of our information systems to determine if there are internal control gaps that should be addressed in the general information technology controls and implement any needed improvements for existing systems;

•	Continue to engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures;

•

Enhance the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately address changes in the business and that could impact our system of internal controls; and,

•

Engage outside consultants to perform tests of our system of internal controls to monitor the operating effectiveness of operation of our internal controls and to gain assurance whether such controls are present and functioning.

We continue to redesign and implement internal control activities. We continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.

We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. We cannot assure you, however, when we will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” Election of Directors” and “Section16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 will be included under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

(a)(1) Financial Statements.

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated into this Item 15 by reference.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No.001-38707, filed on October 29, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No.001-38707, filed on October 29, 2018).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

4.2	Investors’ Rights Agreement, dated as of June 19, 2017, by and among LogicBio Therapeutics, Inc. and each of the Investors and Common Holders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.1#	Amended and Restated Exclusive (Equity) Agreement dated January 31, 2018, between The Board of Trustees of the Leland Stanford Junior University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.2#	Patent & Technology License Agreement, dated May 7, 2018, by and between LogicBio Therapeutics, Inc. and The Board of Regents of the University of Texas System (incorporated by reference to Exhibit 10.2 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.3+*	Patent License Agreement dated December 14, 2018, between the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health and LogicBio Therapeutics, Inc.

10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.5†	LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.6†	Form of Stock Option Agreement under the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.7†	Form of Restricted Stock Agreement under the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

Number	Description

10.8	Consulting Agreement with Mark Kay, dated April 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.9†	LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.10†	LogicBio Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.11†	LogicBio Therapeutics, Inc. 2018 Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.12†	Form of Incentive Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.13†	Form of Non-Statutory Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.14†	Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Frederic Chereau (incorporated by reference to Exhibit 10.13 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.15†	Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Matthias Jaffé (incorporated by reference to Exhibit 10.14 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.16†	Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Tom Wilton (incorporated by reference to Exhibit 10.15 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

21.1*	Subsidiaries of LogicBio Therapeutics, Inc.

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

32.1**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan.
+

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

Date: April 1, 2019	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic Chereau Frederic Chereau	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ Matthias Jaffé Matthias Jaffé	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ Leon Chen Leon Chen, Ph.D.	Director	April 1, 2019

/s/ Erez Chimovits Erez Chimovits	Director	April 1, 2019

/s/ Sofia Ioannidou Sofia Ioannidou Ph.D.	Director	April 1, 2019

/s/ Tomer Kariv Tomer Kariv	Director	April 1, 2019

/s/ Mark Kay Mark Kay, M.D., Ph.D.	Director	April 1, 2019

/s/ Richard Moscicki Richard Moscicki, M.D.	Director	April 1, 2019

/s/ Daniel O’Connell Daniel O’Connell, M.D., Ph.D.	Director	April 1, 2019

/s/ Michael Wyzga Michael Wyzga	Director	April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of LogicBio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogicBio Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

April 1, 2019

We have served as the Company’s auditor since 2018.

LogicBio Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,906	$24,575
Prepaid expenses and other current assets	1,268	1,118

Total current assets	82,174	25,693
Property and equipment, net	590	232
Restricted cash	146	—
Other assets	—	249

TOTAL ASSETS	$82,910	$26,174

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,168	$1,112
Accrued expenses and other current liabilities	1,517	599

Total current liabilities	2,685	1,711

Total liabilities	2,685	1,711

COMMITMENTS AND CONTINGENCIES (Note 12)
Series A convertible preferred stock, par value of $0.0001 per share; 0 shares and 3,645,848 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 0 shares and 2,976,190 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively; liquidation and redemption value of $0 and $5,137 as of December 31, 2018 and December 31, 2017, respectively	—	4,359
Series B convertible preferred stock, par value of $0.0001 per share; 0 shares and 30,063,791 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 0 shares and 19,541,465 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively; liquidation and redemption value of $0 and $30,428 as of December 31, 2018 and December 31, 2017, respectively	—	28,703
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value of $0.0001 per share; 175,000,000 and 45,493,828 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 22,188,393 and 1,606,360 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	107,473	1,035
Accumulated other comprehensive loss	(9)	(14)
Accumulated deficit	(27,242)	(9,621)

Total stockholders’ equity (deficit)	80,225	(8,599)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$82,910	$26,174

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
OPERATING EXPENSES:
Research and development	$11,079	$3,558
General and administrative	6,864	2,296

Total operating expenses	17,943	5,854

LOSS FROM OPERATIONS	(17,943)	(5,854)

OTHER INCOME, NET:
Interest income, net	567	54
Other (expense) income, net	(159)	67

Total other income, net	408	121

Loss before income taxes	(17,535)	(5,733)
Income tax provision	(86)	(62)

Net loss	$(17,621)	$(5,795)

Net loss attributable to common stockholders—basic and diluted (Note 11)	$(17,621)	$(7,735)

Net loss per share attributable to common stockholders—basic and diluted	$(3.04)	$(5.54)

Weighted-average common stock outstanding—basic and diluted	5,801,533	1,395,381

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(17,621)	$(5,795)
Other comprehensive income (loss):
Foreign currency translation adjustment	$5	$(14)

Comprehensive loss	$(17,616)	$(5,809)

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Convertible Preferred Stock $0.0001 Par Value Series A		Convertible Preferred Stock $0.0001 Par Value Series B		Common Stock $0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2017	2,976,190	$4,359	—	$—	978,881	$1	$628	$—	$(3,879)	$(3,250)
Issuance of Series B convertible preferred stock, net of issuance costs of $478	—	—	19,541,465	28,703	—	—	—	—	—	—
Adoption of ASU 2018-07	—	—	—	—	—	—	(53)	—	53	—
Vesting of restricted stock	—	—	—	—	627,479	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	—	—	—	—	460	—	—	460
Net loss	—	—	—	—	—	—	—	—	(5,795)	(5,795)

BALANCE, December 31, 2017	2,976,190	$4,359	19,541,465	$28,703	1,606,360	$1	$1,035	$(14)	$(9,621)	$(8,599)

Issuance of common stock to Stanford	—	—	—	—	56,097	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	656,944	—	—	—	—	—
Exercise of options	—	—	—	—	29,217	—	20	—	—	20
Issuance of Common stock upon initial public offering, net of issuance costs of $2,611	—	—	—	—	8,050,000	1	72,253	—	—	72,254
Conversion of Series A preferred shares upon initial public offering	(2,976,190)	(4,359)	—	—	1,558,271	—	4,359	—	—	4,359
Conversion of Series B preferred shares upon initial public offering	—	—	(19,541,465)	(28,703)	10,231,504	1	28,702	—	—	28,703
Foreign currency translation adjustment	—	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	—	—	—	—	(17,621)	(17,621)

BALANCE, December 31, 2018	—	$—	—	$—	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,621)	$(5,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89	43
Loss on disposal of property and equipment	140	—
Stock-based compensation expense	1,104	460
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(150)	(1,032)
Other non-current assets	249	(249)
Accounts payable	35	771
Accrued expenses and other current liabilities	887	20

Net cash used in operating activities	(15,267)	(5,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(614)	(36)
Dispsosal of property and equipment	35	—

Net cash used in investing activities	(579)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from the initial public offering	74,865	—
Proceeds from issuance of Series B preferred stock	—	29,181
Payment of issuance costs	—	(478)
Proceeds from exercise of stock options	20	—
Payment of initial public offering costs	(2,579)	—

Net cash provided by financing activities	72,306	28,703

Effect on foreign exchange rates on cash and cash equivalents	17	(38)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	56,477	22,847
Cash, cash equivalents and restricted cash at beginning of year	24,575	1,728

Cash, cash equivalents and restricted cash at end of year	$81,052	$24,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$14

Cash paid for taxes	$164	$4

Property and equipment purchases in accounts payable and accrued expenses	$20	$—

Initial public offering costs in accounts payable and accrued expenses	$32	$—

Conversion of preferred stock to common stock from the initial public offering	$33,062	$—

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

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

On October 23, 2018, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 8,050,000 shares of its common stock, including 1,050,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate gross proceeds of $80,500. The Company received approximately $72,300 in net proceeds after deducting underwriting discounts and commissions and offering costs.

Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 11,789,775 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its operations through 2020. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

The accompanying consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

In January 2016, the Company formed LogicBio Research, LTD (“LogicBio Research”), a wholly owned Israeli subsidiary, for the purpose of conducting research and development activities on the Company’s behalf. On September 30, 2018, all operations ceased for LogicBio Research. In April 2018, the Company formed LogicBio Australia Pty Limited (“LogicBio Australia”), a wholly owned Australian subsidiary, for the purpose of conducting research and development activities on the Company’s behalf. In December 2018, the Company formed LogicBio Securities Corporation, which is a Delaware subsidiary created to buy, sell and hold securities. The accompanying consolidated financial statements include the accounts of the Company, LogicBio Research, LogicBio Australia and LogicBio Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, useful lives assigned to property and equipment, the fair values of common and convertible preferred stock, stock-based compensation and income taxes. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Fair Value Measurements

Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Cash and Cash Equivalents

Cash and cash equivalents consist of standard checking accounts, money market accounts and a sweep account. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

The Company’s cash equivalents, which are funds held in money market accounts and a sweep account, are measured at fair value on a recurring basis. As of December 31, 2018 and 2017, the carrying amount of cash equivalents was $80,043 and $24,415, respectively, which approximates fair value and was determined based upon Level 1 inputs. These accounts are valued using quoted market prices with no valuation adjustments applied and are categorized as Level 1.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2018 and 2017, the Company’s cash and cash equivalents were held with two financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Restricted Cash

As of December 31, 2018, the Company had restricted cash of $146, which represents certificates of deposit serving as collateral for the Company’s facility lease. This cash is classified as a non-current asset in the accompanying consolidated balance sheet. The Company did not have restricted cash as of December 31, 2017.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ (deficit) equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon the closing of the IPO in October 2018, related deferred offering costs were recorded as a reduction to shareholders’ equity. As of December 31, 2018, the Company did not have any deferred offering costs recorded.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Estimated Useful Life
Computer equipment and software	3 years
Laboratory equipment	5 years
Office furniture	5 years
Leasehold improvements	lesser of useful life or remaining lease term

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, no impairments have been recognized for these assets.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

•	license maintenance fees and milestone fees incurred in connection with various license agreements;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and eventually clinical trial materials;

•

expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, as well as investigative sites, academic institutions and consultants that conduct our preclinical studies and other scientific development services;

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses; and

•	costs related to compliance with regulatory requirements.

Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued expenses and other current liabilities.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2018 and 2017, accumulated comprehensive loss included $9 and $14, respectively, of foreign currency translation adjustments.

Foreign Currency Transactions

The functional currency for the Company’s wholly owned foreign subsidiary, LogicBio Australia, is the U.S. Dollar. The functional currency for the Company’s wholly owned foreign subsidiary, LogicBio Research, is the Israeli new shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholder’s equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income, net in the consolidated statements of operations as incurred.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the development and commercialization of specific genome editing and integration of the therapeutic transgene, utilizing the body’s own native processes to drive durable expression.

Common Stock Valuation Prior to the IPO

For the year ended December 31, 2017 and through the consummation of the IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including:

•

the prices at which the Company sold shares of convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to its common stock at the time of each grant;

•	the progress of the Company’s research and development programs, including the status and results of preclinical studies for its product candidates;

•	the Company’s stage of development and commercialization and its business strategy;

•	external market conditions affecting the biotechnology industry and trends within the biotechnology industry;

•	the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results;

•	the lack of an active public market for the Company’s common stock and convertible preferred stock;

•	the likelihood of achieving a liquidity event, such as an IPO or sale of the Company in light of prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

Significant changes to the key assumptions underlying the factors used could have resulted in different fair values of common stock at each valuation date.

Convertible Preferred Stock

As of December 31, 2018, the Company did not have any convertible preferred stock (“preferred stock”) outstanding. The Company had classified preferred stock as temporary equity in the accompanying consolidated balance sheets due to terms that allowed for redemption of the shares upon certain change in control events that were outside of the Company’s control, including sale or transfer of control of the Company as holders of the preferred stock could have caused redemption of the shares in those situations. The Company did not accrete the carrying values of the preferred stock to the redemption values since a liquidation event was not considered probable as of December 31, 2017. Subsequent adjustments of the carrying values to the ultimate redemption values were made only when it became probable that such a liquidation event would occur.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU No. 2018-07”), as discussed below under “Recently Adopted Accounting Pronouncements,” the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU No. 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU No. 2018-07 or the date of grant, without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. The Company has also issued restricted stock with performance-based vesting conditions and would have recorded the expense for these awards if the Company had concluded that it was probable that the performance condition would be achieved. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Prior to the adoption of ASU No. 2018-07, the expected term for stock options granted to non-employees was equal to the contractual term of the options. After the adoption of ASU No. 2018-07, the expected term of stock options granted to non-employees is determined in the same manner as stock options granted to employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and preferred stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09),” which modifies how all entities recognize revenue, and consolidates into one ASC (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU No. 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (ASU No. 2015-14),” which defers the effective date of ASU No. 2014-09 by one year. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. To date, the Company has not had any arrangements that are within the scope of ASU No. 2014-09, or its predecessor, ASC Topic 605. The Company adopted these pronouncements effective January 1, 2017. The adoption of ASU No. 2014-09 did not have any impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The Company elected to early adopt this guidance effective January 1, 2016 and has elected to account for forfeitures as incurred and therefore no forfeiture estimate is utilized in the twelve months ended December 31, 2016. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. Adoption of ASU No. 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018. The implementation of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company adopted this guidance effective January 1, 2017. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period). The standard is effective for the Company on January 1, 2019. The Company has completed its assessment on the impact of the standard, including optional practical expedients and transition methods that the Company will elect upon adoption. The implementation plan included identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The Company concluded that upon adoption of this standard there will not be a material impact on the Company’s consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Sweep bank account	$831	$831	$—	$—
Money market funds	$79,212	$79,212	$—	$—

Total financial assets	$80,043	$80,043	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Sweep bank account	$24,415	$24,415	$—	$—

Total financial assets	$24,415	$24,415	$—	$—

There have been no transfers between fair value measure levels during the years ended December 31, 2018 and 2017.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment and software	$36	$23
Laboratory equipment	582	264
Office furniture	21	7

Total	639	294
Less: Accumulated depreciation	(49)	(62)

Property and equipment, net	$590	$232

Depreciation expense for the years ended December 31, 2018 and 2017 was $89 and $43, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Accrued compensation and benefits	$709	$290
Accrued insurance	—	20
Accrued professional services	585	64
Other	223	225

Total accrued expenses and other current liabilities	$1,517	$599

Accrued compensation and benefits consists primarily of accrued bonuses, accrued commissions, and accrued vacation. Accrued professional services consists primarily of consulting services and legal services.

6. LICENSE AGREEMENTS

In December 2015, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), a private research university, pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by certain patent rights to the GeneRide technology owned by Stanford within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee and issued shares of common stock. The Company also agreed to pay for certain patent expenses per the terms of the Stanford Agreement. The license term extends indefinitely, unless terminated earlier by either party under certain provisions. The Company is required to pay annual license fees.

The Company is also required to reimburse Stanford for additional patent costs incurred, pay amounts up to approximately $1,300 upon achievement of certain development and commercialization milestones, pay royalties on future sales as a low single-digit percentage of net sales and royalties on sublicensing revenue as a low double-digit percentage of net sales, if any. The Company is required to pay Stanford a fee of $325 in the event of a change of control. The Company recorded research and development expense related to the Stanford Agreement of $131 and $40 in the years ended December 31, 2018 and 2017, respectively. The Company has paid a total of $298 to Stanford through December 31, 2018.

In May 2018, the Company entered into a license agreement (the “UT Agreement”) with The University of Texas System (“UT”), pursuant to which the Company obtained an exclusive, worldwide license to manufacture, have manufactured, distribute, have distributed, use, offer for sale, sell, lease, loan or import products covered by certain patent rights to the GeneRide technology owned by UT (jointly with Stanford) within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee of $25, which will be recorded as research and development expense. The Company also agreed to pay an annual license maintenance fee, which is creditable against royalties owed the same year the maintenance fee is paid. The Company is also obligated to reimburse UT for expenses associated with the prosecution and maintenance of the UT patent rights. UT is entitled to receive clinical and regulatory milestone payments upon the first occurrence of specified milestone events and the Company is obligated to make additional payments to UT of up to $3,000 upon the first occurrence of certain sales milestones. UT is also entitled to receive royalties on net sales of licensed products ranging from below single-digit to low single-digit percentage royalties on net sales. The Company recorded $25 as research and development expense in the year ended December 31, 2018. The Company has paid a total of $30 to this institution through December 31, 2018

In November 2018, LogicBio Australia entered into a collaboration and license agreement (the “CMRI Agreement”) with Children’s Medical Research Institute (“CMRI”), a private research institution, pursuant to which LogicBio Australia and CMRI will work together to develop new viral vectors over a two-year period from the effective date of the CMRI Agreement (“Research Term”). Pursuant to the CMRI Agreement, LogicBio Australia obtained an exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by certain patent rights to the new viral vectors. As consideration for the license, LogicBio Australia will pay to CMRI royalties in the low single digits and certain milestone payments. In addition to the consideration for the license, LogicBio Australia will pay research funds to CMRI during the Research Term of $2.0 million over the term of the CMRI Agreement.

In December 2018, the Company entered into a license agreement (the “NIH Agreement”) with the NIH (“the NIH”), pursuant to which the Company obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. As consideration for the license, NIH is entitled to receive an upfront payment of $25, and payments of up to an aggregate of approximately $9,700 upon the achievement of certain specified development, regulatory and sales-based benchmarks. The NIH is also entitled to receive running royalties on annual net sales of licensed products at certain low- to mid-single digit royalty rates, which rates vary based on the geographic market in which a sale occurs.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2018 due to the uncertainty related to the successful achievement of these milestones.

7. CONVERTIBLE PREFERRED STOCK

On January 6, 2016, the Company authorized the sale and issuance of up to 3,645,848 shares of Series A convertible preferred stock (“Series A Preferred Stock”) at a par value of $0.0001. On January 13, 2016, the Company issued 2,678,571 shares of Series A Preferred Stock at $1.4933 per share for gross proceeds of $4,000. Issuance costs were $85. On March 21, 2016, the Company issued 297,619 shares of Series A Preferred Stock at $1.4933 per share for gross proceeds of $444.

On June 19, 2017, the Company authorized the sale and issuance of up to 30,063,791 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a par value of $0.0001. The Series B Preferred Stock financing was structured to close in two tranches. The first tranche closed on June 19, 2017, with the issuance of 19,541,465 shares of Series B Preferred Stock at $1.4933 per share for gross proceeds of $29,181. Issuance costs were $478. The second tranche closing is contingent upon the achievement or waiver of a certain regulatory milestone event (“Milestone Event”). The additional shares of Series B Preferred Stock to be issued upon achievement or waiver of the Milestone Event total 10,522,281 shares at $1.4933 per share for gross proceeds of $15,713.

Series A Preferred Stock and Series B Preferred Stock is collectively referred to as “Preferred Stock.”

On October 23, 2018, upon the closing of the Company’s IPO, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock. As such, there were no outstanding shares of Preferred Stock as of December 31, 2018. As of December 31, 2017, Preferred Stock consisted of the following:

	December 31, 2017
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Value	Common stock Issuable Upon Conversion
Series A Preferred Stock	3,645,848	2,976,190	$4,359	$5,137	1,558,271
Series B Preferred Stock	30,063,791	19,541,465	28,703	30,428	10,231,504

	33,709,639	22,517,655	$33,062	$35,565	11,789,775

The rights and privileges of the preferred stockholders were as follows:

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

Liquidation Preference: Prior to the IPO, in the event of any liquidation or “Deemed Liquidation Event,” defined below, the preferred stockholders would have been entitled to the greater of (i) the original issue price of the Preferred Stock plus any accrued dividends not yet paid plus any other dividends declared and unpaid or (ii) the amount payable had all classes of shares been converted to common stock. In the event of a Deemed Liquidation Event, accrued dividends would not exceed 40% of the original issue price. After payments of all preferential amounts are made to the Preferred Stockholders, any remaining assets would be distributed to the common stockholders on a pro rata basis. A Deemed Liquidation Event was defined as a merger, consolidation, reorganization or similar transaction; the sale transfer, exclusive license of all or substantially all of the Company’s assets/intellectual property; or the sale or transfer of shares to any person (or group of related or affiliated persons), directly or indirectly, representing a greater than 50% of the voting power of the voting securities of the Company.

Dividends: Preferred stockholders were entitled to receive, when and if declared by the Board out of any funds legally available, dividends at the rate of 8% of the original issue price per share. No dividends were declared or paid through October 23, 2018, the date on which all of the Company’s preferred stock was converted to common stock upon the closing of the Company’s IPO.

Voting Rights: Preferred Stock and common stock voted together as one class on an as converted basis.

8. COMMON STOCK

As of December 31, 2018, and 2017, the Company’s certificate of incorporation authorized the Company to issue 175,000,000 shares and 45,493,828 shares, respectively, of $0.0001 par value common stock.

The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2018:

Voting: Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote.

Dividends: Dividends of cash or property may be declared and paid on the common stock from funds lawfully available therefor as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding Preferred Stock. The holders of record of common stock shall share ratably in all dividends payable in cash, stock or otherwise and other distributions, whether in respect of liquidation or dissolution (voluntary or involuntary) or otherwise. As of December 31, 2018, no dividends have been declared or paid.

Liquidation Rights: Upon the dissolution, liquidation or winding up of the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and liabilities of the Company and of the preferential and other amounts, if any, to which the holders of Preferred Stock shall be entitled, holders of common stock shall be entitled to receive all assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by each such stockholder. A merger or consolidation of the Company with or into any other corporation or other entity or a sale or conveyance of all or any part of the assets of the Company, in any such case that does not in fact result in the liquidation of the Company and the distribution of assets to its stockholders, shall not be deemed to be a voluntary or involuntary liquidation or dissolution or winding up of the Company.

In July 2018, the Company issued 56,097 shares of common stock to Stanford, pursuant to the anti-dilution right under the Stanford Agreement.

In October 2018, the Company completed an initial public offering in which the Company issued and sold 8,050,000 shares of its common stock, including 1,050,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate gross proceeds of $80,500. The Company received approximately $72,300 in net proceeds after deducting underwriting discounts and commissions and offering costs. In connection with this financing, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock.

As of December 31, 2018 and 2017, the Company has reserved the following shares of common stock for the potential conversion of outstanding Preferred Stock and exercise of stock options:

	December 31, 2018	December 31, 2017
Preferred Stock	—	11,789,775
Options to purchase common stock	2,702,747	1,454,709

Total	2,702,747	13,244,484

9. STOCK-BASED COMPENSATION

Equity Incentive Plans

In December 2014, the Company adopted the LogicBio Therapeutics, Inc. 2014 Equity Compensation Plan (the “2014 Plan”) for the issuance of stock options and other stock-based awards.

In October 2018, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective, and as a result no further awards will be made under the 2014 Plan. The 2018 Plan was established to provide equity-based ownership opportunities for employees and directors, as well as outside consultants and advisors. The 2018 Plan authorized up to 1,183,214 of shares of the Company’s common stock to be issued. At December 31, 2018, there were 477,924 shares available for future grant under the 2018 Plan. In addition, any previously granted awards under the 2014 Plan will remain outstanding in accordance with their respective terms.

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lessor of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year, and (ii) an amount determined by the Board.

The 2014 Plan and the 2018 Plan are collectively referred to as the “Plans”.

The Plans are administered by the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the Plans expire 10 years after the grant date, unless the board of directors sets a shorter term. Vesting periods for awards under the Plans are determined at the discretion of the board of directors. Incentive stock options granted to employees and shares of restricted stock granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over four years. Non-statutory options and shares of restricted stock granted to employees, officers, members of the board of directors, advisors, and consultants of the Company typically vest over three or four years.

The Company recorded stock-based compensation expense for options granted of $801 and $255 during the years ended December 31, 2018 and 2017, respectively. The Company recorded stock-based compensation expense for restricted stock granted of $303 and $205 during the years ended December 31, 2018 and 2017, respectively.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes options pricing model to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Weighted-average risk-free interest rate	2.91%	2.11%
Expected term (in years)	5.92	5.92
Expected volatility	70.03%	69.19%
Expected dividend yield	0.00%	0.00%

Stock Options

A summary of option activity under the Plans during the year ended December 31, 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1,454,709	$0.73	9.83	$3
Granted	1,301,684	5.78		—
Exercised	(29,217)	0.69		202
Cancelled or forfeited	(24,429)	—		—

Outstanding as of December 31, 2018	2,702,747	$3.16	9.21	$19,591

Options exercisable as of December 31, 2018	812,429	$0.93	8.86	$7,697
Options unvested as of December 31, 2018	1,890,318	$4.12	9.36	$11,894

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2018 and 2017 was $5.46 and $0.44, respectively. As of December 31, 2018 and 2017, there was $6,680 and $380, respectively, of unrecognized stock-based compensation expense related to unvested employee and non-employee stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.5 and 2.4 years at December 31, 2018 and 2017, respectively.

The total fair value of options vested during the years ended December 31, 2018 and 2017 was $232 and $243, respectively.

Shares of Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions. A summary of restricted stock activity under the Plans during the year ended December 31, 2018 is as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2017	1,434,610	$0.27
Granted	107,054	4.02
Vested or Released	(656,944)	2.50

Unvested as of December 31, 2018	884,720	$0.63

The weighted-average grant date fair value per share of restricted stock granted during the years ended December 31, 2018 and 2017 was $4.02 and $0.71, respectively. As of December 31, 2018 and 2017, there was $529 and $398, respectively, of unrecognized stock-based compensation expense related to unvested employee and non-employee restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.9 and 1.8 years at December 31, 2018 and 2017, respectively.

The total fair value of restricted stock vested during the years ended December 31, 2018 and 2017 was $160 and $156, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Research and development	$284	$374
General and administrative	820	86

Total stock-based compensation expense	$1,104	$460

10. INCOME TAXES

During the years ended December 31, 2018 and 2017, the Company recorded full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future.

Loss before the provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
United States	$(17,284)	$(5,832)
Foreign	(337)	99

	$(17,621)	$(5,733)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
U.S. federal statutory income tax rate	21.0%	34.0%
State taxes, net of federal benefit	2.4	—
Foreign rate differential	0.1	0.2
Research and development tax credits	2.4	—
Meal and entertainment	—	(0.1)
Stock based compensation	(0.7)	(0.3)
Section 965 subpart F	—	(0.2)
Valuation allowances	(25.2)	(25.4)
Rate changes	(0.1)	(21.4)
Other	0.1	—

Effective income tax rate	—%	(13.2)%

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Net operating loss carryforwards	$6,089	$2,170
Reserves & accruals not currently deductible	324	231
Federal & state credit carryforwards	433	11
Total deferred tax assets	6,846	2,412

Valuation allowance	(6,846)	(2,412)

Net deferred tax assets	$—	$—

At December 31, 2018, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $25,854 and $9,324, respectively, which if not utilized earlier, will begin to expire in 2037. The Company had federal research credits of approximately $204, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $290.

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $8,738 and $3,485, respectively, which may be available to offset future income tax liabilities and begin to expire in 2037. As of December 31, 2017, the Company also had California state research and development tax credit carryforwards of $8. The federal research and development credit had been fully utilized to offset payroll tax credit in 2017.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2018	2017
Valuation allowance at beginning of year	$(2,412)	$(1,287)
Increases recorded to income tax provision	(4,443)	(1,125)
Decreases recorded to income tax provision	9	—

Valuation allowance at end of year	$(6,846)	$(2,412)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding:

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(17,621)	$(5,795)
Less: Accruals of dividends of preferred stock	—	(1,940)

Net loss attributable to common stockholders—basic and diluted	(17,621)	(7,735)

Denominator:
Weighted-average common stock outstanding	5,801,533	1,395,381

Net loss per share attributable to common stockholders—basic and diluted	$(3.04)	$(5.54)

The Company’s potential dilutive securities, which include Preferred Stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
	2018	2017
Preferred Stock	—	11,789,775
Unvested restricted stock	884,720	1,434,610
Options to purchase common stock	2,702,747	1,454,709

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2018, the Company entered into an operating lease for laboratory and office space in Cambridge, Massachusetts for a 14-month term, ending in March 2020.

Future minimum lease payments as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$1,028
2020	223

$1,251

A letter of credit was established in connection with the facility lease in the amount of $146. As of December 31, 2018, the letter of credit was classified as restricted cash.

Rent expense under the operating lease was $880 and $157 for the years ended December 31, 2018 and 2017, respectively.

Refer to Note 6, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

13. RELATED PARTIES

In January 2016, the Company entered into a consulting agreement with two of its founders, who are also board members. Under the terms of each agreement, the Company will pay an annual fee of $68 to each of these founders. Each founder will provide research and development consulting services to the Company. For the years ended December 31, 2018 and 2017, the Company has made payments to each of these founders of $68. In addition, each founder received $5 for their participation in the Scientific Advisory Board beginning in 2018. Each founder has also received stock options for their services as either as a board member or member of the Scientific Advisory Board.

In March 2017, the Company subleased to an affiliate, certain space in Tel Aviv, Israel, for approximately 15 months. On September 30, 2018, the Company ceased operations in Israel. For the years ended December 31, 2018 and 2017, the Company recognized income of $21 and $41 to other income, net, respectively.

On October 1, 2018, the Company entered into a consulting agreement with one of its founders, who is also a board member. Under the terms of the agreement, the Company will pay an annual fee of $68 to the founder. The founder will provide research and development consulting services to the Company. For the year ended December 31, 2018, the Company has made payments to the founder of $17. In addition, the founder received $5 for his participation in the Scientific Advisory Board beginning in 2018.

14. GEOGRAPHIC INFORMATION

The Company’s property and equipment, net by location was as follows:

	December 31, 2018	December 31, 2017
Israel	—	228
United States	$590	$4

Total property and equipment, net	$590	$232

15. SUBSEQUENT EVENTS

Research Agreement

In January 2019, the Company entered into letter of intent with a private contract development and manufacturing organization, or CDMO, to cover certain research and development activities (the “LOI”). The CDMO is responsible for the research and development activities under the LOI, which the Company will fund. The Company paid a one-time, non-refundable project initiation fee of $1,000, which will be recorded as research and development expense.

******