Form 10-Q
period 2019-06-30
LogicBio Therapeutics, Inc.
filed 2019-08-13
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2019, the registrant had 22,668,076 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	29
Signatures		30

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	the initiation, cost, timing, progress and results of our current and future research and development activities and preclinical studies and potential future clinical trials;

•	potential attributes and benefits of our GeneRide™ technology platform and our product candidate and any future product candidates;

•	our ability to take advantage of the modular nature of our GeneRide platform to simplify and accelerate development of new product candidates;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidate and any future product candidates;

•	our ability to quickly and efficiently identify and develop additional product candidates;

•	our ability to advance any product candidate into and successfully complete clinical trials;

•	our intellectual property position, including with respect to our trade secrets and the duration of our patent protection; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

Unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,456	$80,906
Short-term investments	38,200	—
Prepaid expenses and other current assets	1,990	1,268
Restricted cash	146	—

Total current assets	65,792	82,174
Property and equipment, net	1,271	590
Restricted cash	—	146
Operating lease right-of-use asset	967	—

TOTAL ASSETS	$68,030	$82,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,657	$1,168
Accrued expenses and other current liabilities	2,962	1,517

Total current liabilities	4,619	2,685
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 22,522,516 and 22,188,393 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	108,362	107,473
Accumulated other comprehensive income (loss)	33	(9)
Accumulated deficit	(44,987)	(27,242)

Total stockholders’ equity	63,411	80,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,030	$82,910

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
Research and development	$7,934	$2,226	$13,420	$3,681
General and administrative	2,524	1,416	5,156	2,334

Total operating expenses	10,458	3,642	18,576	6,015

LOSS FROM OPERATIONS	(10,458)	(3,642)	(18,576)	(6,015)

OTHER INCOME, NET:
Interest income, net	411	60	854	128
Other expense, net	(1)	(7)	(1)	(4)

Total other income, net	410	53	853	124

Loss before income taxes	(10,048)	(3,589)	(17,723)	(5,891)
Income tax benefit (provision)	—	2	(22)	—

Net loss	$(10,048)	$(3,587)	$(17,745)	$(5,891)

Net loss attributable to common stockholders—basic and diluted (Note 9)	$(10,048)	$(8,217)	$(17,745)	$(10,521)

Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(4.19)	$(0.79)	$(5.61)

Weighted-average common stock outstanding—basic and diluted	22,479,511	1,962,570	22,396,780	1,875,440

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(10,048)	$(3,587)	$(17,745)	$(5,891)
Other comprehensive income:
Unrealized gain on investments	27	—	36	—
Foreign currency translation adjustment	3	1	6	8

Comprehensive loss	$(10,018)	$(3,586)	$(17,703)	$(5,883)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock				Common Stock $0.0001 Par Value		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Convertible Preferred Stock $0.0001 Par Value Series A		Convertible Preferred Stock $0.0001 Par Value Series B
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	2,976,190	$4,359	19,541,465	$28,703	1,606,360	$1	$1,035	$(14)	$(9,621)	$(8,599)
Vesting of restricted stock	—	—	—	—	173,717	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	(2,304)	(2,304)

BALANCE, March 31, 2018	2,976,190	4,359	19,541,465	28,703	1,780,077	1	1,123	(7)	(11,925)	(10,808)
Vesting of restricted stock	—	—	—	—	162,569	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	145	—	—	145
Net loss	—	—	—	—	—	—	—	—	(3,587)	(3,587)

BALANCE, June 30, 2018	2,976,190	$4,359	19,541,465	$28,703	1,942,646	$1	$1,268	$(6)	$(15,512)	$(14,249)

BALANCE, January 1, 2019	—	$—	—	$—	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225
Vesting of restricted stock	—	—	—	—	160,337	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	276	—	—	276
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)

BALANCE, March 31, 2019	—	—	—	—	22,348,730	3	107,749	3	(34,939)	72,816
Vesting of restricted stock	—	—	—	—	160,332	—	—	—	—	—
Exercise of options	—	—	—	—	13,454	—	82	—	—	82
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	531	—	—	531
Net loss	—	—	—	—	—	—	—	—	(10,048)	(10,048)

BALANCE, June 30, 2018	—	$—	—	$—	22,522,516	$3	$108,362	$33	$(44,987)	$63,411

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,745)	$(5,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	104	39
Net amortization of premiums and discounts on investments	(337)	—
Stock-based compensation expense	807	233
Non-cash lease expense	567	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(683)	(376)
Other assets	—	115
Accounts payable	448	(273)
Accrued expenses and other current liabilities	(123)	(163)

Net cash used in operating activities	(16,962)	(6,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(48,028)	—
Maturities of investments	10,200	—
Purchase of property and equipment	(749)	(15)

Net cash used in investing activities	(38,577)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	82	—

Net cash provided by financing activities	82	—

Effect on foreign exchange rates on cash and cash equivalents	7	17
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(55,450)	(6,314)
Cash, cash equivalents and restricted cash at beginning of year	81,052	24,575

Cash, cash equivalents and restricted cash at end of period	$25,602	$18,261

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$25,456	$18,261
Restricted cash	146	—

Total cash, cash equivalents and restricted cash	$25,602	$18,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4	$84

Right-of-use assets obtained in exchange for operating lease obligation	$1,323	$—

Property and equipment purchases in accounts payable	$56	$—

Deferred financing costs in accounts payable and accrued expenses	$39	$—

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

LogicBio Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal offices are in Cambridge, Massachusetts. The Company is a genome editing company focused on developing medicines to durably treat rare diseases in pediatric patients with significant unmet medical need, using GeneRide™, its proprietary technology platform. GeneRide technology is designed to precisely and stably integrate corrective genes into a patient’s genome to provide a durable therapeutic effect. The Company has demonstrated proof of concept of its therapeutic platform in animal models for a number of diseases and is focusing on its lead product candidate, LB-001, for the treatment of methylmalonic acidemia, a life-threatening disease that presents at birth.

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

Management believes that the Company’s existing cash, cash equivalents and investments at June 30, 2019, together with the net proceeds received under the Loan Agreement entered into on July 2, 2019 (Note 12), are projected to fund the Company’s planned operations into 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2019, consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration, including any consideration related to non-components, must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s securities are classified as available-for-sale and are reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Investments may be composed of corporate debt securities, commercial paper, U.S. government and agency securities and certificates of deposit.

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

Adoption of this standard resulted in the recording of $210 each of operating lease liabilities and a right-of-use asset on the Company’s condensed consolidated balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations, comprehensive loss, cash flows or convertible preferred stock and stockholders’ equity (deficit). Refer to Note 10 for right-of-use asset and liabilities recorded during the six months ended June 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and cash equivalents	$25,119	$25,119	$—	$—
U.S. Treasury securities	38,200	38,200	—	—

Total financial assets	$63,319	$63,319	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and cash equivalents	$80,043	$80,043	$—	$—

Total financial assets	$80,043	$80,043	$—	$—

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

4. INVESTMENTS

The following table summarizes the Company’s investments, which are considered available-for-sale and were included in short-term investments on the condensed consolidated balance sheet as of June 30, 2019:

	June 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$38,164	$36	$—	$38,200

Total	$38,164	$36	$—	$38,200

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheet and are not included in the table above. As of June 30, 2019, all investments have contractual maturities within one year. The Company had no investments as of December 31, 2018.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$552	$709
Accrued professional services	1,211	585
Lease liabilities	967	—
Other	232	223

Total accrued expenses and other current liabilities	$2,962	$1,517

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

6. CONVERTIBLE PREFERRED STOCK

Series A convertible preferred stock and Series B convertible preferred stock is collectively referred to as “Preferred Stock.”

On October 23, 2018, upon the closing of the Company’s IPO, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock. As such, there were no outstanding shares of Preferred Stock as of June 30, 2019 and December 31, 2018.

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year, and (ii) an amount determined by the Board. On January 1, 2019, the Company increased the number of shares available for future grant under the 2018 Plan by 887,535 shares. At June 30, 2019, there were 1,288,249 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2018 Plan expire 10 years after the grant date, unless the Board sets a shorter term. Vesting periods for awards under the 2018 Plan are determined at the discretion of the Board. Incentive stock options granted to employees and shares of restricted stock granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four years. Non-statutory options and shares of restricted stock granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.

Stock Options

During the six months ended June 30, 2019 and 2018, the Company granted options to purchase 174,591 and 596,394 shares of common stock, respectively, with a weighted-average grant date fair value per share of $6.34 and $4.20, respectively. The Company recorded stock-based compensation expense for options granted of $674 and $85 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there were 2,509,572 options outstanding and $5,215 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 3.1 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. During the six months ended June 30, 2019, the Company did not grant any shares of restricted common stock. During the six months ended June 30, 2018, the Company granted 107,054 shares of restricted common stock. The Company recorded stock-based compensation expense for restricted common stock granted of $133 and $148 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there were 564,027 shares of unvested restricted common stock outstanding and $393 of unrecognized stock-based compensation expense related to unvested restricted common stock to be recognized over a weighted-average period of 2.1 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Research and development	$352	$96
General and administrative	455	137

Total stock-based compensation expense	$807	$233

8. INCOME TAXES

For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. The income tax provision within the condensed consolidated statements of operations related to tax expense of the wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd.

9. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding, without consideration to common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(10,048)	$(3,587)	$(17,745)	$(5,891)
Less: accruals of dividends of Preferred Stock	—	(4,630)	—	(4,630)

Net loss attributable to common stockholders — basic and diluted	$(10,048)	$(8,217)	$(17,745)	$(10,521)

Denominator:
Weighted-average common stock outstanding	22,479,511	1,962,570	22,396,780	1,875,440

Net loss per share attributable to common stockholders — basic and diluted	$(0.45)	$(4.19)	$(0.79)	$(5.61)

The Company’s potentially dilutive shares, which include outstanding Preferred Stock and stock options, as well as unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive. The common stock equivalent computation for Preferred Stock uses the applicable conversion rate then in effect for any outstanding shares of Preferred Stock.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Preferred Stock	—	11,789,775
Unvested restricted stock	564,027	1,205,378
Options to purchase common stock	2,509,572	2,043,251

10. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of June 30, 2019, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded a right-of-use asset and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options. From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of June 30, 2019, no renewal options existed that the Company felt were reasonably certain of being exercised.

Operating Leases

In December 2018, the Company entered into an operating lease for laboratory and office space in Cambridge, Massachusetts for a 14-month term, ending in March 2020. As required under the terms of the lease agreement as collateral for the facility lease, the Company had restricted cash of $146 in the form of a certificate deposit as of June 30, 2019 and December 31, 2018.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019 and as of June 30, 2019:

Operating leases	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$315	$589
Variable lease cost	92	134

Total lease cost	$407	$723

Other year-to-date lease information
Operating cash flows used for operating leases		$521
Operating lease liabilities arising from obtaining right-of-use assets		$1,323

Other operating lease information		As of June 30, 2019
Operating lease liabilities — short term		$967
Operating lease liabilities — long term		$—
Weighted average remaining lease term		0.8 years
Weighted average discount rate		7.04%

The variable lease costs for the three and six months ended June 30, 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments. As of June 30, 2019, the Company classified its short-term operating lease liabilities within accrued expenses and other current liabilities.

Future minimum lease payments under the Company’s operating leases as of June 30, 2019 and December 31, 2018, were as follows:

Maturity of lease liabilities	As of June 30, 2019	As of December 31, 2018
2019	$624	$1,028
2020	377	223
Thereafter	—	—

Total lease payments	$1,001	$1,251
Less: imputed interest	(34)

Total operating lease liabilities at June 30, 2019	$967

11. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For each of the three months ended June 30, 2019 and 2018, the Company charged $34 to research and development expenses under these consulting service agreements. For the six months ended June 30, 2019 and 2018, the Company charged $84 and $68 to research and development expenses, respectively, under these consulting service agreements. In addition, beginning in 2018, each founder receives $5 annually for their participation on the Scientific Advisory Board. Each founder has also received stock options for their services as either a board member or member of the Scientific Advisory Board.

In March 2017, the Company subleased to an affiliate certain space in Tel Aviv, Israel, through June 2018. For the three and six months ended June 30, 2018, the Company recognized income of $8 and $21, respectively, in other income related to this arrangement.

12. SUBSEQUENT EVENTS

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon”, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). The second tranche of $10,000 will be available to the Company through September 30, 2020 and is subject to certain funding conditions (the “Term B Loan”).

The outstanding loan balance will accrue interest at the greater of (i) the rate of the one-month U.S. LIBOR rate plus 6.25% and (ii) 8.75%. The Loan Agreement provides for an interest only period until July 1, 2021, followed by thirty-six equal monthly payments of principal and interest continuing through June 1, 2024 (the “Maturity Date”). Upon repayment of the Term Loans, the Company is required to make a final payment to the Lenders equal to 4.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective-interest method. In conjunction with the Loan Agreement, the Company incurred issuance costs of approximately $150.

In connection with the borrowing under the Term A Loan, the Company issued warrants to the Lenders. Due to a clerical error, the warrants were initially issued to purchase an aggregate of 31,372 shares of the Company’s common stock. The Company subsequently amended the warrants to provide for the correct number of 15,686 underlying shares of common stock with an exercise price of $12.75. The warrants are immediately exercisable and have a maximum contractual term of 10 years. The Company will determine the aggregate fair value of the warrants issued which will be recorded as a debt discount and accreted to interest expense over the life of the Term A Loan.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default. Events of default include, among other things, the Company’s failure to pay amounts due, a breach of certain covenants, a material adverse change event, misrepresentations and judgements. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all the Company’s assets, other than its intellectual property.

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

Overview

We are a genome editing company focused on developing medicines to durably treat rare diseases in pediatric patients with significant unmet medical need using GeneRide, our proprietary technology platform. Our GeneRide technology is designed to precisely integrate corrective genes into a patient’s genome to provide a stable therapeutic effect. Because GeneRide is designed to have this durable therapeutic effect, we are initially targeting rare liver disorders in pediatric patients where it is critical to provide treatment early in a patient’s life before irreversible disease pathology can occur. We have demonstrated proof of concept of our therapeutic platform in animal models for a number of diseases and are focusing on development of our lead product candidate, LB-001, for the treatment of Methylmalonic Acidemia, or MMA, a life-threatening disease that presents at birth.

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. We plan to advance LB-001 to an IND filing in the fourth quarter of 2019 and into a Phase 1/2 clinical trial in pediatric MMA patients in the first half of 2020. We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In addition to MMA, we have demonstrated proof of concept of our platform in hemophilia B, alpha-1-antitrypsin deficiency, or A1ATD, and Crigler-Najjar syndrome animal disease models. We plan to nominate a second indication by the end of 2019. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting the central nervous system and muscle.

Since our inception in 2014, we have devoted the majority of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital and recruiting management and technical staff. We do not have any products approved for sale and have not generated any revenue. As of June 30, 2019, we have raised approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018 and approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $10.0 million and $17.7 million for the three and six months ended June 30, 2019, respectively, and our accumulated deficit was $45.0 million as of June 30, 2019. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses.

Components of Results of Operations

Revenue

Since inception through June 30, 2019, we have not generated any revenue. We do not expect to generate any revenue from the sale of products in the near future. If our development efforts for LB-001, or other product candidates that we may develop in the future, are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

Other Income, Net

Interest income, net consists primarily of interest on our cash and cash equivalents and investments. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$7,934	$2,226
General and administrative	2,524	1,416

Total operating expenses	10,458	3,642

Loss from operations	(10,458)	(3,642)

Other income:
Other income, net	410	53

Loss before income taxes	(10,048)	(3,589)
Income tax benefit	—	2

Net loss	$(10,048)	$(3,587)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$4,676	$793	$3,883
Personnel-related costs	1,498	482	1,016
Other research and development costs	1,760	951	809

Total research and development expenses	$7,934	$2,226	$5,708

Research and development expenses for the three months ended June 30, 2019 were $7.9 million, compared to $2.2 million for the three months ended June 30, 2018. The increase of approximately $5.7 million was primarily due to an increase of approximately $3.9 million related to external development and manufacturing expenses for our lead product candidate LB-001, $0.8 million in other research and development expenses as we increased our overall research and development activities related to general platform development and internal efforts for our lead product candidate LB-001 and $1.0 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the three months ended June 30, 2019 included stock-based compensation expense of $0.2 million, compared to $48,000 for the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2019, compared to $1.4 million for the three months ended June 30, 2018. The increase of approximately $1.1 million was primarily due to professional fees and personnel-related costs, including salaries, stock-based compensation and bonuses. The increase in professional fees was primarily due to the increase in legal, auditing and consulting services provided. The increase in personnel-related costs was primarily due to an increase in headcount of senior level employees. Stock-based compensation expense included in general and administrative expenses was $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

Other Income, Net

Other income, net was $0.4 million for the three months ended June 30, 2019, compared to other income, net of $0.1 million for the three months ended June 30, 2018. The change was primarily related to the increase in interest income from cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$13,420	$3,681
General and administrative	5,156	2,334

Total operating expenses	18,576	6,015

Loss from operations	(18,576)	(6,015)

Other income:
Other income, net	853	124

Loss before income taxes	(17,723)	(5,891)
Income tax provision	(22)	—

Net loss	$(17,745)	$(5,891)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$7,430	$1,287	$6,143
Personnel-related costs	2,695	994	1,701
Other research and development costs	3,295	1,400	1,895

Total research and development expenses	$13,420	$3,681	$9,739

Research and development expenses for the six months ended June 30, 2019 were $13.4 million, compared to $3.7 million for the six months ended June 30, 2018. The increase of approximately $9.7 million was primarily due to an increase of approximately $6.1 million related to external development and manufacturing expenses for our lead product candidate LB-001, $1.9 million in other research and development expenses as we increased our overall research and development activities related to general platform development and internal efforts for our lead product candidate LB-001 and $1.7 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the six months ended June 30, 2019 included stock-based compensation expense of $0.4 million, compared to $0.1 million for the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the six months ended June 30, 2019, compared to $2.3 million for the six months ended June 30, 2018. The increase of approximately $2.9 million was primarily due to professional fees and personnel-related costs, including salaries, stock-based compensation and bonuses. The increase in professional fees was primarily due to the increase in legal, auditing and consulting services provided. The increase in personnel-related costs was primarily due to an increase in headcount of executive level employees. Stock-based compensation expense included in general and administrative expenses was $0.5 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Other Income, Net

Other income, net was $0.9 million for the six months ended June 30, 2019, compared to other income, net of $0.1 million for the six months ended June 30, 2018. The change was primarily related to the increase in interest income from cash equivalents and investments.

Liquidity and Capital Resources

Overview

Since our inception and through June 30, 2019, we have not generated any revenue and have incurred significant losses and negative cash flows from our operations.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(16,962)	$(6,316)
Net cash used in investing activities	(38,577)	(15)
Net cash provided by financing activities	82	—
Effect of foreign exchange rates on cash and cash equivalents	7	17

Net decrease in cash and cash equivalents	$(55,450)	$(6,314)

Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities increased approximately $10.6 million primarily related to an increase in our net loss adjusted for non-cash charges and changes in the components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily driven by an increase in our net loss due to an increase in both our research and development and general and administrative expenses.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities increased approximately $38.6 million, primarily related to net short-term investments activity of $37.8 million and a $0.7 million increase in the purchases of property and equipment as compared to the six months ended June 30, 2018.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities consisted of approximately $0.1 million related to the exercise of stock options. During the six months ended June 30, 2018, there were no net cash inflows or outflows related to financing activities.

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

Contractual Obligations and Commitments

Our principal contractual obligations consist of our operating lease agreements as well as service and research agreements with collaborators, CROs, CMOs and other third parties for preclinical research studies and testing, all of which are entered in the normal course of business.

As of June 30, 2019, there have been no significant changes to our future non-cancelable minimum payments under service and research agreements from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, other than normal period-to-period variations.

We may incur potential contingent payments upon our achievement of clinical, regulatory or commercial milestones, as applicable, or royalty payments under license agreements we have entered with research institutions, including Stanford University, the University of Texas and the National Institutes of Health. The timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate due to the uncertainty of the achievement and timing of the events requiring payments under these agreements.

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

Interest Rate Sensitivity

As of June 30, 2019, we had cash, cash equivalents and investments of $63.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. From time to time, our surplus cash has been invested in interest-bearing savings accounts and U.S. government and agency securities. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

The functional currency of our wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd, or LogicBio Research, is the Israeli new shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholder’s Equity (Deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other expense, net in the Condensed Consolidated Statements of Operations as incurred. All operations ceased for LogicBio Research as of September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were not effective due to the material weakness identified in fiscal year 2017 in our internal control over financial reporting process which included an ineffective control environment, including a lack of sufficient accounting personnel and personnel with financial reporting expertise, ineffective controls procedures, including those related to recognition in the appropriate period for certain transactions, ineffective risk assessment controls, including those policies and practices that would identify changes in our business practices, which could significantly impact our consolidated financial statements and system of internal controls, and ineffective monitoring of controls related to the financial close and reporting process.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During 2018 and through June 30, 2019, we made the following enhancements to our control environment including the following:

•	We added finance personnel to the organization to strengthen our internal accounting team to include a controller and a senior director of external reporting and technical accounting.

•	We engaged a third party to help us enhance our documentation of accounting policies and positions on technical accounting topics throughout the year.

•

With the support of outside consultants, we completed risk assessment activities, which include evaluating and documenting the design of our internal controls that address the relevant risks, and identifying any gaps in the internal control environment that require remediation.

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

Our remediation activities are continuing through the remainder of 2019. In addition to the above activities, we expect to engage in additional activities in the current year, including:

•	Continue to engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures;

•	Implement or refine internal controls that remediate gaps identified during the design assessment; and

•

Engage outside consultants to perform tests of our system of internal controls to monitor the operating effectiveness of operation of our internal controls and to gain assurance whether such controls are present and functioning.

We continue to redesign and implement internal control activities. We continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weakness.

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

Changes in Internal Control over Financial Reporting.

Except for the remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, except as set forth below.

The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.

In July 2019, we entered into a Loan and Security Agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the “Loan Agreement”), which is secured by substantially all of our assets other than our intellectual property, which is subject to a negative pledge. We borrowed $10.0 million upon execution of the Loan Agreement under an initial term A loan. Oxford Finance LLC and Horizon Technology Finance Corporation will make an additional term B loan in an aggregate principal amount up to $10.0 million upon the occurrence of the Milestone Event (as defined in the Loan Agreement).

The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting.

Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

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

There has been no material change in our planned use of the net offering proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 18, 2018. We have been using and plan to continue to use the net proceeds from the IPO primarily to fund the development of LB-001 in MMA and for discovery and preclinical development of additional product candidates, and for working capital and general corporate purposes.

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 10.1#	—	Amendment No. 2 to the Amended and Restated Exclusive (Equity) Agreement, dated as of June 24, 2019, between the Company and The Board of Trustees of the Leland Stanford University.

EXHIBIT 10.2	—	LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-227523, filed on October 9, 2018).

EXHIBIT 10.3	—	LogicBio Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-227523, filed on October 9, 2018).

EXHIBIT 31.1	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	—	Section 1350 Certifications.

EXHIBIT 101.INS	—	XBRL Instance Document.

EXHIBIT 101.SCH	—	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

#

Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: August 13, 2019	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: August 13, 2019	By:	/s/ Matthias Jaffé
Matthias Jaffé
Chief Financial Officer