Form 10-Q
period 2019-09-30
LogicBio Therapeutics, Inc.
filed 2019-11-12
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2019, the registrant had 22,924,337 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28
Signatures		29

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,680	$80,906
Short-term investments	24,481	—
Prepaid expenses and other current assets	1,622	1,268
Restricted cash	146	—
Total current assets	64,929	82,174
Property and equipment, net	1,489	590
Restricted cash	—	146
Operating lease right-of-use asset	669	—
TOTAL ASSETS	$67,087	$82,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,954	$1,168
Accrued expenses and other current liabilities	2,176	1,517
Total current liabilities	4,130	2,685
Long-term debt, net of issuance costs and discount	9,759	—
TOTAL LIABILITIES	13,889	2,685
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 22,765,930 and 22,188,393 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	109,081	107,473
Accumulated other comprehensive income (loss)	19	(9)
Accumulated deficit	(55,905)	(27,242)
Total stockholders’ equity	53,198	80,225
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,087	$82,910

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
Research and development	$8,858	$2,432	$22,278	$6,113
General and administrative	2,175	2,119	7,331	4,453
Total operating expenses	11,033	4,551	29,609	10,566
LOSS FROM OPERATIONS	(11,033)	(4,551)	(29,609)	(10,566)
OTHER INCOME (EXPENSE), NET:
Interest income	389	75	1,243	204
Interest expense	(271)	(1)	(271)	(2)
Other expense, net	(3)	(154)	(4)	(158)
Total other income (expense), net	115	(80)	968	44
Loss before income taxes	(10,918)	(4,631)	(28,641)	(10,522)
Income tax provision	—	(38)	(22)	(38)
Net loss	$(10,918)	$(4,669)	$(28,663)	$(10,560)
Net loss attributable to common stockholders—basic and diluted (Note 10)	$(10,918)	$(8,621)	$(28,663)	$(14,512)
Net loss per share attributable to common stockholders —basic and diluted	$(0.48)	$(4.03)	$(1.27)	$(7.39)
Weighted-average common stock outstanding—basic and diluted	22,677,205	2,138,160	22,491,282	1,963,976

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,918)	$(4,669)	$(28,663)	$(10,560)
Other comprehensive income:
Unrealized (loss) gain on investments	(16)	—	20	—
Foreign currency translation adjustment	2	5	8	13
Comprehensive loss	$(10,932)	$(4,664)	$(28,635)	$(10,547)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock
	Convertible Preferred Stock $0.0001 Par Value Series A		Convertible Preferred Stock $0.0001 Par Value Series B		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, January 1, 2018	2,976,190	$4,359	19,541,465	$28,703	1,606,360	$1	$1,035	$(14)	$(9,621)	$(8,599)
Vesting of restricted stock	—	—	—	—	173,717	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	(2,304)	(2,304)
BALANCE, March 31, 2018	2,976,190	4,359	19,541,465	28,703	1,780,077	1	1,123	(7)	(11,925)	(10,808)
Vesting of restricted stock	—	—	—	—	162,569	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	145	—	—	145
Net loss	—	—	—	—	—	—	—	—	(3,587)	(3,587)
BALANCE, June 30, 2018	2,976,190	4,359	19,541,465	28,703	1,942,646	1	1,268	(6)	(15,512)	(14,249)
Vesting of restricted stock	—	—	—	—	160,329	—	—	—	—	—
Exercise of options	—	—	—	—	17,003	—	11	—	—	11
Issuance of common stock	—	—	—	—	56,097	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	287	—	—	287
Net loss	—	—	—	—	—	—	—	—	(4,669)	(4,669)
BALANCE, September 30, 2018	2,976,190	$4,359	19,541,465	$28,703	2,176,075	$1	$1,566	$(1)	$(20,181)	$(18,615)

BALANCE, January 1, 2019	—	$—	—	$—	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225
Vesting of restricted stock	—	—	—	—	160,337	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	276	—	—	276
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)
BALANCE, March 31, 2019	—	—	—	—	22,348,730	3	107,749	3	(34,939)	72,816
Vesting of restricted stock	—	—	—	—	160,332	—	—	—	—	—
Exercise of options	—	—	—	—	13,454	—	82	—	—	82
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	531	—	—	531
Net loss	—	—	—	—	—	—	—	—	(10,048)	(10,048)
BALANCE, June 30, 2019	—	—	—	—	22,522,516	3	108,362	33	(44,987)	63,411
Vesting of restricted stock	—	—	—	—	160,332	—	—	—	—	—
Exercise of options	—	—	—	—	83,082	—	61	—	—	61
Issuance of warrants related to loan and security agreement	—	—	—	—	—	—	136	—	—	136
Unrealized loss on investments	—	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	522	—	—	522
Net loss	—	—	—	—	—	—	—	—	(10,918)	(10,918)
BALANCE, September 30, 2019	—	$—	—	$—	22,765,930	$3	$109,081	$19	$(55,905)	$53,198

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,663)	$(10,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	189	49
Loss on disposal of property and equipment	—	142
Net amortization of premiums and discounts on investments	(371)	—
Stock-based compensation expense	1,329	520
Non-cash interest expense	50	—
Non-cash lease expense	865	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(354)	(608)
Other assets	—	225
Accounts payable	779	(570)
Accrued expenses and other current liabilities	(872)	175
Net cash used in operating activities	(27,048)	(10,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(58,490)	—
Maturities of investments	34,400	—
Purchase of property and equipment	(1,084)	(362)
Disposal of property and equipment	—	35
Net cash used in investing activities	(25,174)	(327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under loan and security agreement, net of issuance costs	9,845	—
Proceeds from exercise of stock options	143	11
Payment of deferred initial public offering costs	—	(775)
Net cash provided by (used in) financing activities	9,988	(764)
Effect on foreign exchange rates on cash and cash equivalents	8	20
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(42,226)	(11,698)
Cash, cash equivalents and restricted cash at beginning of year	81,052	24,575
Cash, cash equivalents and restricted cash at end of period	$38,826	$12,877
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$38,680	$12,877
Restricted cash	146	—
Total cash, cash equivalents and restricted cash	$38,826	$12,877
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$6	$100
Right-of-use assets obtained in exchange for operating lease obligation	$1,323	$—
Property and equipment purchases in accounts payable	$24	$126
Deferred initial offering costs in accounts payable and accrued expenses	$—	$1,107

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

Management believes that the Company’s existing cash, cash equivalents and investments at September 30, 2019 are sufficient to fund the Company’s planned operations into 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2019, consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as a right-of-use asset and a current and non-current lease liability, as applicable. The Company elected not to recognize on the balance sheet leases with terms of one year or less. The Company typically only includes an initial lease term in its assessment of a leasing arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew the lease. The Company remeasures and reallocates the consideration in a contract when there is a modification of a lease that is not accounted for as a separate contract. A lease modification that results in a separate contract, including when the modification grants the lessee an additional right of use that is not included in the original lease, is accounted for in the same manner as a new lease. The Company monitors its material leases on a quarterly basis.

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

In adopting Topic 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off its balance sheet.

Adoption of this standard resulted in the recording of $210 each of operating lease liabilities and a right-of-use asset on the Company’s condensed consolidated balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations, comprehensive loss, cash flows or convertible preferred stock and stockholders’ equity (deficit). Refer to Note 11 for right-of-use asset and liabilities recorded during the nine months ended September 30, 2019.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and cash equivalents	$38,680	$38,680	$—	$—
U.S. Treasury securities	24,481	24,481	—	—
Total financial assets	$63,161	$63,161	$—	$—

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and cash equivalents	$80,043	$80,043	$—	$—
Total financial assets	$80,043	$80,043	$—	$—

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

4. INVESTMENTS

The following table summarizes the Company’s investments, which are considered available-for-sale and were included in short-term investments on the condensed consolidated balance sheet as of September 30, 2019:

	September 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$24,461	$20	$—	$24,481
Total	$24,461	$20	$—	$24,481

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheet and are not included in the table above. As of September 30, 2019, all investments have contractual maturities within one year. The Company had no investments as of December 31, 2018.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$736	$709
Accrued professional services	506	585
Lease liabilities	669	—
Other	265	223
Total accrued expenses and other current liabilities	$2,176	$1,517

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

6. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). The second tranche of $10,000 will be available to the Company through September 30, 2020, subject to certain clinical milestones (the “Term B Loan”).

The outstanding loan balance will accrue interest at the greater of (i) the rate of the one-month U.S. LIBOR rate plus 6.25% and (ii) 8.75%. The Loan Agreement provides for an interest only period until July 1, 2021, followed by thirty-six equal monthly payments of principal and interest continuing through June 1, 2024 (the “Maturity Date”). The Company has the option to prepay the outstanding balance prior to maturity, subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment to the Lenders equal to 4.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

In conjunction with the Loan Agreement, the Company issued 15,686 of common stock warrants (“Warrants”) to the Lenders at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the condensed consolidated balance sheets. Finally, the Company incurred issuance costs of approximately $150. Both the debt discount and issuance costs will be accreted to Notes payable by charges to interest expense over the term of the Term A Loan using the effective interest method.

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

Interest expense was $271 for the third quarter of 2019. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 9.7% at September 30, 2019. The components of the long-term debt balance are as follows:

September 30, 2019
Notes payable, gross	$10,000
Less: Unamortized debt discount and issuance costs	(273)
Accretion of final payment fee	32
Carrying value of notes payable	9,759
Less: Current portion of long-term debt	—
Long-term debt, net of issuance costs and discount	$9,759

As of September 30, 2019, the estimated future principal payments due were as follows:

As of September 30, 2019
2019 (three months ending December 31)	$—
2020	—
2021	1,945
2022	3,333
2023	3,333
Thereafter	1,389
Total principal payments	$10,000

7. CONVERTIBLE PREFERRED STOCK

Series A convertible preferred stock and Series B convertible preferred stock is collectively referred to as “Preferred Stock.”

On October 23, 2018, upon the closing of the Company’s IPO, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock. As such, there were no outstanding shares of Preferred Stock as of September 30, 2019 and December 31, 2018.

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2019, the Company increased the number of shares available for future grant under the 2018 Plan by 887,535 shares. At September 30, 2019, there were 1,249,344 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2018 Plan expire 10 years after the grant date, unless the Board sets a shorter term. Vesting periods for awards under the 2018 Plan are determined at the discretion of the Board. Incentive stock options granted to employees and shares of restricted stock granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four years. Non-statutory options and shares of restricted stock granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over three or four years.

Stock Options

During the nine months ended September 30, 2019 and 2018, the Company granted options to purchase 236,456 and 596,394 shares of common stock, respectively, with a weighted-average grant date fair value per share of $6.70 and $4.20, respectively. The Company recorded stock-based compensation expense for options granted of $1,130 and $292 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there were 2,332,500 options outstanding and $5,030 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.9 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. During the nine months ended September 30, 2019, the Company did not grant any shares of restricted common stock. During the nine months ended September 30, 2018, the Company granted 107,054 shares of restricted common stock. The Company recorded stock-based compensation expense for restricted common stock granted of $199 and $228 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there were 403,695 shares of unvested restricted common stock outstanding and $327 of unrecognized stock-based compensation expense related to unvested restricted common stock to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Research and development	$553	$147
General and administrative	776	373
Total stock-based compensation expense	$1,329	$520

9. INCOME TAXES

For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. The income tax provision within the condensed consolidated statements of operations related to tax expense of the wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd, which ceased operations in 2018 and was formally dissolved in November 2019.

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding, without consideration to common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(10,918)	$(4,669)	$(28,663)	$(10,560)
Less: accruals of dividends of Preferred Stock	—	(3,952)	—	(3,952)
Net loss attributable to common stockholders — basic and diluted	$(10,918)	$(8,621)	$(28,663)	$(14,512)
Denominator:
Weighted-average common stock outstanding	22,677,205	2,138,160	22,491,282	1,963,976
Net loss per share attributable to common stockholders — basic and diluted	$(0.48)	$(4.03)	$(1.27)	$(7.39)

The Company’s potentially dilutive shares, which include any outstanding Preferred Stock, stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive. The common stock equivalent computation for Preferred Stock uses the applicable conversion rate then in effect for any outstanding shares of Preferred Stock.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018
Preferred Stock	—	11,789,775
Unvested restricted stock	403,695	1,045,050
Options to purchase common stock	2,332,500	2,009,671
Term A Loan warrants	15,686	—

11. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of September 30, 2019, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded a right-of-use asset and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options. From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of September 30, 2019, no renewal options existed that the Company felt were reasonably certain of being exercised.

Operating Leases

In December 2018, the Company entered into an operating lease for laboratory and office space in Cambridge, Massachusetts for a 14-month term, ending in March 2020. As required under the terms of the lease agreement as collateral for the facility lease, the Company had restricted cash of $146 in the form of a certificate deposit as of September 30, 2019 and December 31, 2018.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019 and as of September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases
Lease cost
Operating lease cost	$312	$901
Variable lease cost	100	234
Total lease cost	$412	$1,135
Other year-to-date lease information
Operating cash flows used for operating leases		$836
Operating lease liabilities arising from obtaining right-of-use assets		$1,323

As of September 30, 2019
Other operating lease information
Operating lease liabilities — short term	$669
Operating lease liabilities — long term	$—
Weighted average remaining lease term	0.6 years
Weighted average discount rate	7.04%

The variable lease costs for the three and nine months ended September 30, 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments. As of September 30, 2019, the Company classified its short-term operating lease liabilities within accrued expenses and other current liabilities.

Future minimum lease payments under the Company’s operating leases as of September 30, 2019 and December 31, 2018, were as follows:

	As of September 30, 2019	As of December 31, 2018
Maturity of lease liabilities
2019	$312	$1,028
2020	377	223
Thereafter	—	—
Total lease payments	$689	$1,251
Less: imputed interest	(20)
Total operating lease liabilities	$669

12. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For the three months ended September 30, 2019 and 2018, the Company charged $34 and $0, respectively, to research and development expenses under these consulting service agreements. For the nine months ended September 30, 2019 and 2018, the Company charged $118 and $68 to research and development expenses, respectively, under these consulting service agreements. In addition, beginning in 2018, each founder receives $5 annually for their participation on the Scientific Advisory Board. Each founder has also received stock options for their services as either a board member or member of the Scientific Advisory Board.

In March 2017, the Company subleased to an affiliate certain space in Tel Aviv, Israel, through June 2018. For the three and nine months ended September 30, 2018, the Company recognized income of $0 and $21, respectively, in other income related to this arrangement.

13. SUBSEQUENT EVENTS

Effective November 8, 2019, Dean Falb, Ph.D., the Company’s Chief Scientific Officer and a Named Executive Officer in fiscal 2018, has separated from the Company. Dr. Falb’s separation was without cause and, subject to the entry into an acceptable separation agreement, he will be entitled to receive severance pursuant to his amended and restated employment agreement with the Company dated as of October 23, 2018. The Company has begun the process of identifying qualified candidates.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue in Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s current headquarters located at 99 Erie Street in Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company will lease approximately 23,901 square feet of space and pay an initial annual base rent of approximately $1,494, which is subject to scheduled annual increases, plus certain operating expenses and taxes. The Company anticipates it will take possession of the space on April 1, 2020 (“Lease Commencement Date”) and continue through July 1, 2025 (“Lease Termination Date”). The Company has one option to extend the lease for a term of 5 years. Upon execution of the lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments are anticipated to begin three months after the Lease Commencement Date and will continue in monthly installments through the Lease Termination Date.

The Company will assess the lease classification of the 65 Hayden Ave Lease and commence recognition of the associated rent expense upon the Lease Commencement Date.

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

Since our inception in 2014, we have devoted the majority of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital and recruiting management and technical staff. We do not have any products approved for sale and have not generated any revenue. As of September 30, 2019, we have raised approximately $9.8 million in net proceeds through the loan and security agreement in July 2019, approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018 and approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $10.9 million and $28.7 million for the three and nine months ended September 30, 2019, respectively, and our accumulated deficit was $55.9 million as of September 30, 2019. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses.

Components of Results of Operations

Revenue

Since inception through September 30, 2019, we have not generated any revenue. We do not expect to generate any revenue from the sale of products in the near future. If our development efforts for LB-001, or other product candidates that we may develop in the future, are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan and security agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount and amortization of issuance costs. In the third quarter of 2019, we recorded $0.3 million in interest expense, of which $0.2 million relates to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$8,858	$2,432
General and administrative	2,175	2,119
Total operating expenses	11,033	4,551
Loss from operations	(11,033)	(4,551)
Other income (expense):
Other income (expense), net	115	(80)
Loss before income taxes	(10,918)	(4,631)
Income tax provision	—	(38)
Net loss	$(10,918)	$(4,669)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$5,546	$714	$4,832
Personnel-related costs	1,534	720	814
Other research and development costs	1,778	998	780
Total research and development expenses	$8,858	$2,432	$6,426

Research and development expenses for the three months ended September 30, 2019 were $8.9 million, compared to $2.4 million for the three months ended September 30, 2018. The increase of approximately $6.4 million was primarily due to an increase of approximately $4.8 million related to external development and manufacturing expenses for our lead product candidate, LB-001, $0.8 million in other research and development expenses as we increased our overall research and development activities related to general platform development and internal efforts for LB-001 and $0.8 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the three months ended September 30, 2019 included stock-based compensation expense of $0.2 million, compared to $0.1 million for the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. The increase of approximately $0.1 million was primarily due to an increase in personnel-related costs, including salaries, stock-based compensation and bonuses of $0.3 million related to an increase in headcount and offset by a decrease in professional fees of $0.2 million related to non-recurring consulting expenses incurred as part of our October 2018 initial public offering. Stock-based compensation expense included in general and administrative expenses was $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

Other Income (Expense), Net

Other income (expense), net was $0.1 million for the three months ended September 30, 2019, compared to other income (expense), net of $(0.1) million for the three months ended September 30, 2018. The change was primarily related to the increase in interest income from cash equivalents and investments which was mostly offset by interest expense related to the loan and security agreement and a prior year loss of $0.2 million related to the disposal of Property and Equipment.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$22,278	$6,113
General and administrative	7,331	4,453
Total operating expenses	29,609	10,566
Loss from operations	(29,609)	(10,566)
Other income:
Other income, net	968	44
Loss before income taxes	(28,641)	(10,522)
Income tax provision	(22)	(38)
Net loss	$(28,663)	$(10,560)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$12,976	$2,001	$10,975
Personnel-related costs	4,229	1,714	2,515
Other research and development costs	5,073	2,398	2,675
Total research and development expenses	$22,278	$6,113	$16,165

Research and development expenses for the nine months ended September 30, 2019 were $22.3 million, compared to $6.1 million for the nine months ended September 30, 2018. The increase of approximately $16.2 million was primarily due to an increase of approximately $11.0 million related to external development and manufacturing expenses for our lead product candidate, LB-001, $2.7 million in other research and development expenses as we increased our overall research and development activities related to general platform development and internal efforts for LB-001 and $2.5 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the nine months ended September 30, 2019 included stock-based compensation expense of $0.6 million, compared to $0.1 million for the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the nine months ended September 30, 2019, compared to $4.5 million for the nine months ended September 30, 2018. The increase of approximately $2.9 million was primarily due to an increase of approximately $1.3 million in personnel-related costs, including salaries, stock-based compensation and bonuses due to an increase in headcount, $0.8 million in legal and professional fees due to the increase in legal, auditing and consulting services associated with being a public company and $0.7 million in other expenses primarily related to an increase in insurance premiums. Stock-based compensation expense included in general and administrative expenses was $0.8 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Other Income, Net

Other income, net was $1.0 million for the nine months ended September 30, 2019, compared to other income, net of $44,000 for the nine months ended September 30, 2018. The change was primarily related to the increase in interest income from cash equivalents and investments, partially offset by interest expense related to the loan and security agreement.

Liquidity and Capital Resources

Overview

Since our inception and through September 30, 2019, we have not generated any revenue and have incurred significant losses and negative cash flows from our operations.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(27,048)	$(10,627)
Net cash used in investing activities	(25,174)	(327)
Net cash provided by (used in) financing activities	9,988	(764)
Effect of foreign exchange rates on cash and cash equivalents	8	20
Net decrease in cash, cash equivalents and restricted cash	$(42,226)	$(11,698)

Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was approximately $27.0 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $16.4 million increase in cash used in operating activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily driven by an increase in our net loss due to an increase in both our research and development and general and administrative expenses.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities increased approximately $24.8 million, primarily related to net short-term investments activity of $24.1 million and a $0.7 million increase in the purchases of property and equipment as compared to the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $10.0 million primarily related to net proceeds of $9.8 million under the July 2019 loan and security agreement as well as $0.1 million related to the exercise of stock options. During the nine months ended September 30, 2018, net cash used in financing activities was $0.8 million, primarily for the payment of deferred IPO costs.

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
•

hire additional technical, quality, regulatory, clinical, scientific and commercial personnel and add operational, financial and management information systems personnel, including personnel to support our process and product development, manufacturing and planned future commercialization efforts;

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

We will also continue to incur costs as a public company that we did not previously incur or have previously incurred at lower rates, including increased fees payable to the non-employee members of our board of directors, increased personnel costs, increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with public company reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and rules implemented by the SEC and the Nasdaq Global Market.

Contractual Obligations and Commitments

Our principal contractual obligations consist of our outstanding balance under the loan and security agreement, our operating lease agreements and service and research agreements with collaborators, CROs, CMOs and other third parties for preclinical research studies and testing, all of which are entered in the normal course of business.

With the exception of the $10.0 million borrowing under the loan and security agreement entered in July 2019 and described in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to our future non-cancelable minimum payments under these commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018, other than normal period-to-period variations as of September 30, 2019.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency exchange rate sensitivities.

Interest Rate Sensitivity

As of September 30, 2019, we had cash, cash equivalents and investments of $63.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. From time to time, our surplus cash has been invested in interest-bearing savings accounts and U.S. government and agency securities. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of September 30, 2019, the outstanding principal amount of our borrowings was $10.0 million. Our borrowings under the loan and security agreement accrue interest at the greater of (i) the rate of the one-month U.S. LIBOR rate plus 6.25% and (ii) 8.75%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our operating results or cash flows.

Foreign Currency Exchange Risk

The functional currency of our wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd, or LogicBio Research, is the Israeli new shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other expense, net in the Condensed Consolidated Statements of Operations as incurred. All operations ceased for LogicBio Research as of September 30, 2018 and the entity was formally dissolved in November 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were not effective due to the material weakness identified in fiscal year 2017 in our internal control over financial reporting process which included an ineffective control environment, including a lack of sufficient accounting personnel and personnel with financial reporting expertise, ineffective controls procedures, including those related to recognition in the appropriate period for certain transactions, ineffective risk assessment controls, including those policies and practices that would identify changes in our business practices, which could significantly impact our consolidated financial statements and system of internal controls, and ineffective monitoring of controls related to the financial close and reporting process.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During 2018 and through September 30, 2019, we made the following enhancements to our control environment including the following:

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

•	Implemented and refined internal controls that remediated gaps identified during the design assessment.

Our remediation activities are continuing through the remainder of 2019. In addition to the above activities, we expect to engage in additional activities in the fourth quarter, including:

•	Continue to engage external consultants to provide support related to more complex applications of U.S. GAAP and document and assess our accounting policies and procedures; and
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

Changes in Internal Control over Financial Reporting.

Except for the remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2019, we entered into a Loan and Security Agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the “Loan Agreement”), which is secured by substantially all of our assets other than our intellectual property, which is subject to a negative pledge. We borrowed $10.0 million upon execution of the Loan Agreement under an initial term A loan. Oxford Finance LLC and Horizon Technology Finance Corporation (each, a “Lender” and, collectively, the “Lenders”) will make an additional term B loan in an aggregate principal amount up to $10.0 million upon the occurrence of the Milestone Event (as defined in the Loan Agreement).

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 4.1	—

Form of Warrant to Purchase Common Stock of LogicBio Therapeutics Inc., dated as of July 2, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on July 2, 2019).

EXHIBIT 10.1	—

Loan and Security Agreement dated as of July 2, 2019, among Oxford Finance LLC, the Lenders listed on Schedule 1.1 thereto and Horizon Technology Finance Corporation and LogicBio Therapeutics, Inc. and LogicBio Australia Pty Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on July 2, 2019).

EXHIBIT 10.2	—	Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Dean Falb.

EXHIBIT 31.1	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	—	Section 1350 Certifications.

EXHIBIT 101.INS	—	XBRL Instance Document.

EXHIBIT 101.SCH	—	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: November 12, 2019	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: November 12, 2019	By:	/s/ Matthias Jaffé
Matthias Jaffé
Chief Financial Officer