Form 10-K
period 2019-12-31
LogicBio Therapeutics, Inc.
filed 2020-03-16
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File Number: 001-38707

LogicBio Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-1514975
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

99 Erie St.

Cambridge, MA 02139

(617) 245-0399

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LOGC	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $137.8 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market on June 28, 2019. The registrant has no non-voting common stock.

As of March 10, 2020, there were 23,299,709 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

the initiation, cost, timing, progress and results of our current and future research and development activities and preclinical studies and potential future clinical trials, including our plans to resolve the clinical hold placed by the U.S. Food and Drug Administration on the investigational new drug application for LB-001;

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

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “LogicBio,” “LogicBio Therapeutics Inc.,” the “Company,” “we,” “us,” “our” and similar references refer to LogicBio Therapeutics Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

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

•

Liver expression. Because of the modularity of our platform in creating new product candidates in the same tissue, we will initially focus on developing therapies for indications that can be addressed by targeting the liver. We believe providing long-lasting benefits in a growing pediatric liver requires integrating therapies. We intend to evaluate the tolerability, effective targeting and expression of our therapy in our lead program in MMA, as well as our next few product candidates, before deploying additional potential therapies based on GeneRide in other tissues.

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

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. In January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold. Subsequently, we received a letter from the FDA specifying its questions related to the clinical hold. The clinical hold was based on question that were clinical and nonclinical in nature, including questions related to the studies conducted for our IND filing, but did not relate to chemistry, manufacturing, and controls. We expect to have interactions with the FDA regarding their questions through mid-2020, after which we plan to provide guidance on the anticipated timing for the initiation of the Phase 1/2 clinical trial for LB-001.

We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in Crigler-Najjar syndrome, or CN, the second indication to be pursued using the GeneRide platform. In addition to MMA and CN, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting the central nervous system, or CNS, and muscle.

Our proprietary GeneRide technology platform is based on research conducted by leading gene therapy scientists at the Kay Lab at Stanford University, and we have assembled a world-class team of executives, founders and advisors with years of highly relevant experience to enable the development of our genome editing platform and the advancement of our product candidates for patients with significant unmet medical needs. Led by Frederic (Fred) Chereau, our Chief Executive Officer, our team’s expertise spans gene therapy, HR, rare disease drug discovery and development, technical development, clinical and regulatory strategy, manufacturing strategy and operations, as well as business strategy, intellectual property and finance. Members of this team have been involved in developing therapies for rare diseases in both large and small biotechnology companies including Genzyme, Shire, Novartis, aTyr Pharma, Translate Bio, Genethon, Intercept Pharmaceuticals and Nightstar. Collectively, members of the team have contributed to the development of an array of approved drugs, most of which are treatments for rare diseases.

We have also established an extensive network of advisors and consultants with expertise across many critical areas of our business, from drug design, manufacturing and clinical development to regulatory approval. Our consultants and advisors possess deep experience in adeno-associated virus, or AAV, capsid development, mechanisms of DNA repair and delivery technologies, which complements our internal capabilities and supports our efforts in the development of our GeneRide-based product candidates. Additionally, our management team is actively supported by a scientific advisory board, or SAB, and we believe that their expertise, combined with our network of consultants and advisors, is a pivotal asset for our product development efforts. We are committed to bringing much-needed therapies to children with serious genetic deficiencies and we work closely with patient foundations, such as the Organic Acidemia Association and the National Hemophilia Foundation.

Below is a summary of our ongoing discovery, research and development programs, as well as our discovery process using GeneRide:

Strategy

Our mission is to transform the lives of patients living with devastating genetic diseases by building the leading integrated genetic medicine company focused on developing and commercializing potentially curative therapeutics based on our GeneRide platform. Key elements of our strategy are to:

•

Advance LB-001 through successful clinical trials and ultimately into commercialization. We chose a specific organic acidemia, MMA, as our initial indication to enter proof-of-concept trials in humans due to the high unmet medical need and the absence of therapeutic treatments for this disease. In January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold pending the resolution of certain clinical and nonclinical questions. Subsequently, we received a letter from the FDA specifying its questions related to the clinical hold. The clinical hold was based on questions that were clinical and nonclinical in nature, including questions related to the studies conducted for our IND filing, but did not relate not based on questions related to chemistry, manufacturing, and controls. We plan expect to have interactions with the FDA regarding their questions through mid-2020, after which we plan to provide guidance on the anticipated timing for the initiation of the Phase 1/2 clinical trial for LB-001. Our goal is to develop LB-001 ourselves and, if approved, to retain global commercialization rights and commercialize through a small, targeted sales organization.

•

Aggressively pursue additional indications addressed by targeting the liver. For our initial animal proof-of-concept studies, we selected liver diseases with significant unmet medical need and well-validated targets with accepted disease-correlated biomarkers, and where we believe the GeneRide platform can provide unique benefits by addressing the root cause of the disease. We selected Crigler-Najjar syndrome as the second indication to be pursued using GeneRide through a research collaboration with Takeda. We plan to continue our research to explore GeneRide in additional potential indications utilizing our modular approach and leveraging learnings from our lead program.

•

Collaborate to realize the full potential of GeneRide. We plan to leverage strategic partnerships to accelerate advancement of our programs by accessing non-dilutive capital and disease-specific expertise in indications outside of our initial core focus. These indications could include other diseases addressable by targeting the liver. We also intend to seek collaborations to accelerate the development of the GeneRide platform in new tissues, such as the CNS and muscle.

•

Build an exceptional team and organization. Delivering on the promise of a potential breakthrough technology like GeneRide requires an exceptional organization. We have assembled a group of leaders and scientific talent in the fields of rare diseases, genome editing and gene therapy, and expect to continue building and expanding our team, as required, to execute on our plans to develop and commercialize genetic medicines.

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

Genetic Diseases and Their Treatment

There is a subset of human diseases that can be traced to changes in the DNA that are either inherited or acquired early in embryonic development. Of particular interest for developers of genetic therapies are diseases caused by a mutation in a single gene, known as monogenic diseases. There are believed to be over 6,500 monogenic diseases. Typically, any particular genetic disease caused by inherited mutations is relatively rare, but taken together, the toll of genetic-related disease is high. Well-known genetic diseases include cystic fibrosis, Duchenne muscular dystrophy, Huntington’s disease and sickle cell disease. Other classes of genetic diseases include metabolic disorders, such as organic acidemias, and lysosomal storage diseases where dysfunctional genes result in defects in metabolic processes and the accumulation of toxic byproducts that can lead to serious morbidity and mortality both in the short-term and long-term.

Monogenic diseases have been of particular interest for biomedical innovators due to the perceived simplicity of their disease pathology. However, the vast majority of these diseases and disorders remain unaddressed, though this is beginning to change, largely due to innovation in two fields: gene therapy and gene editing.

Gene Therapy

Gene therapies alter the gene expression profile of a patient’s cells by gene transfer, a process of delivering a therapeutic gene, called a transgene. Drug developers use modified viruses as vectors to transport transgenes into the nucleus of a cell to alter or augment the cell’s capabilities. Developers have made great strides in introducing genes into cells in tissues such as the liver, the retina of the eye and the blood-forming cells of the bone marrow using a variety of vectors. These approaches have in some cases led to approved therapies and, in other cases, have shown very promising results in clinical trials. This has resulted in a growing acceptance and de-risking of the modality.

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

Unlike the gene therapy approach, AAV-mediated gene editing allows for the repaired genetic region to propagate to new generations of cells through normal cell division. Furthermore, the desired protein can be expressed using the cell’s own regulatory machinery. The traditional approach to gene editing is nuclease-based, and it uses nuclease enzymes derived from bacteria to cut the DNA at a specific place in order to cause a deletion, make an alteration or apply a corrective sequence to the body’s DNA.

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

Our GeneRide™ Technology Platform

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

•

Transgene. We choose corrective genes, known as transgenes, to integrate into the host cell’s genome. These transgenes are the functional versions of the disease associated genes found in a patient’s cells. Transgenes are also referred to as genes of interest, or GOIs. We optimize the combined size of the transgenes and the homology guides to increase the likelihood that these transgenes are of a suitable sequence length to be efficiently packaged in the capsid, which we believe increases the likelihood that the transgenes will ultimately be delivered appropriately in the patient.

•

2A peptide for polycistronic expression. We include a short sequence coding for a 2A peptide, which plays a number of important roles. First, the 2A peptide facilitates polycistronic expression, which is the production of two distinct proteins from the same mRNA. This, in turn, allows us to integrate our transgene in a non-disruptive way by coupling transcription of our transgene to a highly expressed target gene in the tissue of interest, driven by a strong endogenous promoter. For our liver-directed programs, including LB-001 and LB-301, we have chosen the albumin locus as the site of integration. Through a process known as ribosomal skipping, the 2A peptide facilitates production of the therapeutic protein at the same level as albumin in each modified cell. Second, the patient’s albumin is produced normally, except for the addition of a C-terminal tag that serves as a circulating biomarker to indicate successful integration and expression of the transgene. We believe that this modification to albumin will have minimal effect on its function, based on the results of clinical trials of other albumin protein fusions that have been conducted by others. The 2A peptide has been incorporated into other potential therapeutics such as T cell receptor chimeric antigen receptors, or CAR-Ts.

A key step in applying the GeneRide platform is to identify the target genetic locus for integration. This is important because the location will dictate regulation of transgene expression, specifically the levels and tissues where the protein will be produced. For our liver-directed programs, including LB-001 and LB-301, we have selected the albumin locus as the site of integration.

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

This is supported by our data from animal models of MMA, Crigler-Najjar syndrome and hemophilia B. In these models, integration of the transgene into approximately 0.1 to 1% of cells resulted in therapeutic benefit. The strength of the albumin promoter overcomes the modest levels of integration to yield potentially therapeutic levels of transgene expression.

The following tables show the relative expression levels of albumin as compared to select disease-related genes in the liver, including methylmalonyl-CoA mutase, or MUT, the deficient gene in patients with MMA. The naming convention for the gene encoding methylmalonyl-CoA mutase recently changed from MUT to MMUT but we will maintain the previous convention for consistency.

Figure 5. Albumin expression levels are 100x higher than other select liver genes associated with monogenic diseases.

(PAH: phenylketonuria, F9: hemophilia B, MUT: MMA, UGT1A1: Crigler-Najjar syndrome).

We have observed that GeneRide leads to integration of the corrective gene at the albumin locus in preclinical mouse models of disease, non-human primates and human cells (in vitro). In addition, we have observed that the efficiency of HR that is required for transgene expression with GeneRide is enhanced at sites of active transcription and is likely to be low in tissue where albumin is not actively expressed. We expect that our future liver-directed product candidates will also target the albumin locus for integration. This feature should make both on-target and off-target integration a more predictable process across programs. In addition, because we are using HR, GeneRide product candidates do not contain any bacterial nucleases, addressing the risk of on-target or off-target integration into other sites that are associated with bacterial nucleases. We are exploring the possibility of delivering our therapy to other tissues and target locations in the genome. In in vitro feasibility studies, GeneRide has been amenable to integration at other genomic positions, including rDNA, LAMA3 and COL7A1.

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

Potential advantages of our GeneRide approach include the following:

•

Targeted integration of transgene into the genome. Conventional gene therapy approaches deliver therapeutic transgenes to target cells. In conventional gene therapy, the genes are not expected to integrate into the host cell’s chromosomes and benefit from the natural processes that lead to replication and segregation of DNA during cell division. This is particularly problematic when conventional gene therapies are introduced early in the patient’s life, because the rapid growth of tissues during the child’s normal development will result in dilution and eventual loss of the therapeutic benefit associated with the transgene. Non-integrated genes expressed outside the genome on a separate strand of DNA are called episomes. This episomal expression can be effective in the initial cells that are transduced, some of which may last for a long time or for the life of a patient. However, episomal expression is typically transient in target tissues such as the liver, in which there is high turnover of cells and which tends to grow considerably in size during the course of a pediatric patient’s life. With our GeneRide technology, the transgene is integrated into the genome, which has the potential to provide stable and durable transgene expression as the cells divide and the tissue of the patient grows, and may result in a durable therapeutic benefit.

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

•

Modularity. We believe our modular approach will allow GeneRide to deliver robust, tissue-specific gene expression that will be reproducible across different therapeutics targeting the same tissue. The AAV capsid serves as the vehicle that enables delivery of the rest of the components to cells in the body. We and our research partners have done extensive work in developing vectors designed to be highly efficient in delivering their contents to specific target tissues such as the liver. The homology guides, which are independent of the transgene, are segments of DNA that each are hundreds of bases long and direct the integration of the target gene to a precise location in the genome. This location is critical because it determines which endogenous promoter will express the transgene. By substituting a different transgene within the GeneRide construct, we believe we can deliver that transgene to address a new therapeutic indication while substantially maintaining all other components of the construct. We believe, for example, that a new therapy based on liver expression of a transgene could use the same capsid and homology guides as LB-001 with the transgene for the new therapy replacing the MUT gene from LB-001. We are aiming to utilize this approach in the development of LB-301 in which several of the components are shared with LB-001. We expect this approach will allow us to leverage common manufacturing processes and analytics across our future GeneRide product candidates and could potentially shorten the development process of future programs.

LB-001 for the Treatment of Methylmalonic Acidemia (MMA)

We are developing our product candidate, LB-001, for the treatment of MMA. LB-001 contains a transgene coding for MUT, the most common gene deficiency in patients with MMA. LB-001 is designed to target liver cells and insert the MUT transgene into the albumin locus. We have received rare pediatric disease designation and orphan drug designation from the FDA for LB-001.

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

The effects of MMA usually appear shortly after birth and can be severe and life-threatening, with symptoms including lethargy, vomiting, dehydration, acidosis and elevated ammonia levels and failure to thrive. Without treatment, MMA leads to coma and death in infancy. Patients with MMA who survive the neonatal period or have later onset of disease are at high-risk of long-term complications including feeding problems, intellectual disability, kidney disease and pancreatitis. There are currently no approved therapies for MMA and the outlook for MMA patients remains poor. Management of the disease is limited to a low-protein, high-calorie diet, lacking amino acids normally processed by the MUT pathway. Despite dietary management and vigilant care, MMA patients, especially those with the most severe deficiencies in MUT, often suffer neurologic and kidney damage exacerbated during periods of catabolic stress when injury, infection or illness trigger the breakdown of protein in the body. Life expectancy for patients with MMA has increased over the past few decades, but is still estimated to be limited to approximately 20 to 30 years. Quality of life for both patients and their families and caregivers is significantly impacted by the disease due to the constraints it places on school life and social functioning. Early intervention in this vulnerable population is essential to combat the manifestation of irreversible clinical disease pathologies.

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

Over time, patients with MMA typically develop end-stage renal disease requiring kidney transplantation in adolescence. Combined liver-kidney transplantation, or early liver transplantation, has emerged as an intervention aimed at improving metabolic control. However, the finite number of liver donors, significant risks associated with surgery, high procedural costs (in the United States, approximately $880,000 on average for liver transplantation and $1.3 million on average for combined liver and kidney transplantation) and lifetime dependence on immunosuppressive drugs limit the widespread implementation of liver transplantation in patients with MMA.

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

Third, the presence of a functional Mut enzyme itself has been observed to provide a selective advantage to hepatocytes over those lacking Mut. Over time, this selective advantage leads to an increased proportion of liver cells that contain the functional copy of Mut. This can be observed in an experiment we conducted in mice in which a murine GeneRide construct was introduced into mice with and without a functioning native copy of Mut in the liver. The initial GeneRide integration frequencies in both sets of mice were less than 4%. Over time, the number of modified cells remained the same in mice that naturally express Mut in the liver (Mut+/- in liver). However, after more than one year, in the mice genetically deficient in liver Mut (Mut-/- in liver), the percent of cells expressing Mut increased to 24% as shown in figure 11. This selective advantage could be attributed to improvements in mitochondrial function as a result of Mut expression and restoration of the deficient amino acid metabolic pathway.

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

Clinical Development of LB-001

In January 2020, we announced the submission of an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, to initiate a Phase 1/2 trial of LB-001 in pediatric patients, which has been placed on clinical hold pending the resolution of certain clinical and nonclinical questions.

LB-301 for the Crigler-Najjar Syndrome (CN)

In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in CN, the second indication to be pursued using the GeneRide platform. Takeda will provide funding for the research program under the collaboration agreement and will have an exclusive option to negotiate an exclusive, worldwide license to LogicBio’s LB-301 program.

CN Disease Background

Crigler‐Najjar syndrome is a rare monogenic pediatric disease caused by a deficiency in the gene known as uridine disphosphate-glucuronosyltransferase-1, or UGT1A1, which is primarily expressed in liver cells, resulting in severely high levels of unconjugated bilirubin in the blood starting at birth, with lifelong risk of permanent neurological damage and death. Current clinical practice consists of daily, intense phototherapy treatment for approximately 12 hours, but this treatment becomes less effective with age, ultimately leaving liver transplantation as the only therapeutic option for survival. The global incidence of CN is reported to be 1 in 1,000,000 births, with a current global prevalence of approximately 400 to 1,200 patients.

Our Solution—LB-301

LB-301 contains a transgene coding for UGT1A1. LB-301 is designed to target liver cells and insert the UGT1A1 transgene into the albumin locus. A murine GeneRide construct of LB-301was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year, as shown in figure 14.

12 month survival after treatment with GeneRide construct in Crigler-Najjar syndrome mouse model

Figure 14. Increased survival in a mouse model of Crigler-Najjar syndrome following neonatal administration of a GeneRide construct delivering UGT1A1 shown in green. Untreated animals, shown in red, (n=6) all died within 20 days of birth without continued blue-light therapy. Blue-light therapy, a treatment that facilitates clearance and reduction of toxic bilirubin levels, was applied from birth to Day 8. Without continued blue-light therapy, animals treated with a GeneRide construct (n=5) survived for one year. *** indicates p-value <0.001

Future Product Opportunities

Future Liver-Directed Therapies

We expect that our future product candidates, like LB-001 and LB-301, will be liver-directed therapies. The specificity of our candidates for the liver is determined both by the AAV capsid used and by the location of integration into the host cell’s DNA. LB-001 utilizes the AAV capsid, LK03, which was designed to be highly efficient for transduction of human liver and is being evaluated in a gene therapy clinical trial in the United States conducted by another company. We chose to insert the transgenes for our liver-directed candidates into the albumin gene locus, which is only produced at a meaningful level in the liver, where it is the most highly expressed gene. We believe that the choice of albumin enhances our liver specificity because the active transcription enhances the rate of homologous recombination and the tissue-specific expression of the albumin gene will drive production of our transgene in the liver.

Using Liver as In Vivo Protein Factory

The liver is a major secretory organ that produces many proteins found in circulation. We believe this attribute can allow hepatocytes to deliver key therapeutic proteins systemically to patients with genetic deficiencies. For example, we have demonstrated proof of concept in an animal model of hemophilia B using a murine GeneRide construct of LB-101, encoding human coagulation factor IX to correct a clotting deficiency. In this model, expression of human coagulation factor IX and blood coagulation was restored to normal levels after a single treatment in neonatal and adult diseased mice.

In addition, stable and therapeutic levels of human factor IX persisted for 20 weeks in neonatal wild type mice following administration of a murine GeneRide construct of LB-101, even after partial hepatectomy, or, PH, as shown in Figure 15. PH is a procedure where two-thirds of the liver is removed to trigger regenerative organ growth. With conventional AAV gene therapy, transgene expression following PH is drastically reduced.

Therapeutic and stable levels of human factor IX in plasma following treatment with a murine GeneRide construct of LB-101

Figure 15. Therapeutic and stable levels of human factor IX with a murine GeneRide construct of LB-101. Stable and therapeutic levels of factor IX production from the liver, following neonatal administration, persisted for 20 weeks after administration, even with a PH conducted at 8 weeks of age (therapeutic levels of factor IX between 5% and 20% of normal factor IX shown by dashed lines and the shaded region). Error bars indicate standard deviation.

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

Discovery Engine

We continue to evaluate additional indications for our GeneRide platform. The key criteria we use in selecting development programs is unmet clinical need, the requirement to intervene early, well-understood biology, existing animal disease model, the ability to rapidly generate clinical proof of concept data and technical feasibility. We will also prioritize indications where we believe restoration of a modest level of transgene expression can provide a therapeutic benefit and where selective advantage of modified hepatocytes may further increase the proportion of corrected cells in the tissue over time. Our initial focus will be on hepatic and systemic diseases where liver-directed therapy is likely to provide therapeutic benefit. We expect that later product candidates will include products that target other tissues such as the CNS or muscle.

Continued Evolution of the GeneRide Platform

We continue to work to optimize key aspects of our platform from the design of the constructs and capsids to manufacturing at a commercial scale.

•

AAV capsid. AAV capsids are designed to be highly efficient in delivering their contents to specific target tissues such as the liver. Extensive work has been done by our founders to identify capsids better suited for clinical use in the liver and other indications. For example, LK03, the AAV capsid we licensed from the Kay Lab at Stanford and use in LB-001, was developed to be liver selective. A published study found that the prevalence of neutralizing antibodies against LK03 is low in general (23%), particularly in late childhood, which we believe makes this capsid especially suitable for AAV gene therapy in pediatric patients. LK03 is also currently being used by other companies to treat hemophilia patients with liver selective gene therapy. In addition, we plan to develop next generation AAV capsids through collaborations with leading research institutions such as CMRI and the Kay Lab.

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

Our focus is the development of genetic medicines using our proprietary GeneRide technology. If our current programs are approved for the indications we are pursuing or contemplate we may pursue, they may compete with other products currently under development, including gene editing and gene therapy products. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics and Precision BioSciences. We may also compete with companies developing gene therapy products, including Homology Medicines, Audentes Therapeutics, bluebird bio, uniQure, Generation Bio and Voyager Therapeutics. There are also companies pursuing base editing technologies, including Beam Therapeutics.

Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA based approach, Selecta Biosciences with an AAV gene therapy, and Hemoshear Therapeutics using a small molecule. Moderna disclosed it had an open IND for mRNA-3704 in March 2019 and it had enrolled a first patient in their ongoing Phase 1/2 trial in February 2020. If any of our competitors obtain regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved.

There are several companies developing competing products that target CN, the indication for which we are developing LB-301. These companies include Genethon, Selecta Biosciences and Audentes using AAV gene therapies. Genethon disclosed it had dosed a first patient in their ongoing Phase 1/2 trial in December 2018. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar Syndrome or ornithine transcarbamylase deficiency. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-001, if approved. In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

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

Our intellectual property portfolio as of February 29, 2020 is summarized below. For some of our pending patent applications, prosecution has yet to commence. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

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

AAV Capsids which Exhibit an Enhanced Neutralization Profile and/or Increased Transduction or Tropism in Human Liver Tissue or Hepatocyte Cells

We have non-exclusively licensed from Stanford patent applications, or Family 5, relating to recombinant AAV capsids resistant to pre-existing human neutralizing antibodies and/or characterized by increased transduction or tropism in human liver tissue or hepatocyte cells, useful for nucleic acid transfer applications and their manufacture and methods of use. Family 5 includes two granted U.S. patents and patent applications pending in six jurisdictions including the U.S., Europe, Australia, Canada, China and Japan. The issued U.S. patent in Family 5, and any patent which may issue from a pending Family 5 patent application is expected to expire in 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

Synthetic codon-optimized MUT gene

We have non-exclusively licensed from the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health (the “NIH”), patents and patent applications relating to synthetic polynucleotides encoding methylmalonyl-CoA mutase (synMUT) and exhibiting augmented expression in cell culture and/or in a subject. The synMUT license includes at least three granted U.S. patents, one granted European patent, and a pending application in the U.S. The issued U.S. patents under the synMUT license and any which may later issue from a pending patent application are expected to expire in 2034. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of the synMUT license, please see “License Agreements

In addition to the above, we have also filed a U.S. Provisional application and a PCT application directed to non-disruptive gene therapy for the treatment of MMA.

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

Trademarks

Our registered trademark portfolio currently includes pending trademark applications in the United States for the marks LOGICBIO and GENERIDE.

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

The Board of Trustees of the Leland Stanford Junior University License Agreements

In December 2015, as restated in January 2018, we entered into a license agreement with Stanford pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by certain patent rights to the GeneRide technology owned by Stanford within certain fields of use.

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

U.S. Government Regulation of Biological Products

In the United States, biological products, including gene therapy products, are subject to regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Products also are subject to other federal, state and local statutes and regulations. Each clinical study protocol for a gene therapy product must be reviewed by the FDA. FDA approval must be obtained before marketing of biological products.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. The FDA has published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents, including as recently as January 2020, related to, among other things, the overall gene therapy development process, preclinical assessment, observing subjects in gene therapy studies for delayed adverse events, potency testing, orphan drug designation and exclusivity for gene therapy products, and chemistry, manufacturing and control information in an IND for gene therapy.

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

•	potential FDA inspection of the preclinical study, LogicBio as clinical trial sponsor, and/or the clinical trial sites that generated the data in support of the BLA;
•	payment of user fees for FDA review of the BLA (unless a fee waiver applies);
•	agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy; and
•	FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review, if applicable, prior to any commercial marketing or sale of the product in the United States.

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Additional requirements apply when a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding, such as the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, which require, among other things, institutional biosafety committee review and approval, risk assessments to evaluate appropriate containment, physical containment guidelines, and reporting certain accidents and events to NIH.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA or, in certain circumstances, post-approval.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Concurrently with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. FDA may require such testing to occur on a lot-by-lot basis in order to release product for clinical use.  Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the 60-day filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if, among other things, the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTPs, to the extent applicable. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are tested and processed in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for limited grant funding towards clinical trial costs, research tax advantages, and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. That means the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care, or in instances of an inability to assure drug supply. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication; in the latter case, because health care professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite our orphan exclusivity. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same drug and same indication, as defined by the FDA, for which we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. In January 2020, FDA released a draft guidance, entitled “Interpreting Sameness of Gene Therapy Products Under the Orphan Drug Regulations”, detailing how it will determine “sameness” of gene therapy products under the orphan drug regulations for the purposes of orphan drug designation and exclusivity. Since this guidance is subject to revision pending receipt of public comments, we cannot determine what effect it may have on obtaining orphan drug designations or exclusivity, or our business. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy and Regenerative Medicine Advanced Therapy (RMAT) designations, accelerated approval, and priority review, which are intended to expedite or facilitate the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

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

Another program that contains the features of the breakthrough therapy designation is the RMAT designation. Unlike the breakthrough therapy designation, which generally applies to various classes of drugs and biologics, the RMAT designation is limited to regenerative medicine therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, but exclude human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. This program is intended to facilitate development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and have the potential to address unmet medical needs for such condition as indicated by preliminary clinical evidence. A drug sponsor may request that the FDA designate a regenerative medicine therapy as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the regenerative medicine therapy meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites.  RMAT designation may be rescinded when a regenerative medicine therapy no longer meets the qualifying criteria, such as where another therapy is approved for the same disease or condition and there is no longer an unmet medical need. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like the FDA’s other expedited development programs, the breakthrough therapy and RMAT designations do not change the standards for approval but may expedite the development or approval process.

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than survival or irreversible morbidity and is reasonably likely to predict an effect on survival, irreversible morbidity or another clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Another way to obtain priority review for a product is through the rare pediatric disease priority review voucher program. Under this program, the sponsor of a BLA for a biologic designated to treat a rare pediatric disease may be awarded a voucher upon approval that can be used to obtain priority review for a subsequent BLA or sold and transferred to another party seeking priority review. A rare pediatric disease is a serious or life-threatening rare disease or condition, as defined under the Orphan Drug Act discussed above, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. The sponsor must request the voucher upon submission of the BLA for the rare pediatric disease biologic. Due to current sunset provisions, FDA may not award any rare pediatric disease priority review vouchers after September 30, 2020 unless a BLA for a rare pediatric disease biologic is designated as such on or before that date and the BLA is approved on or before September 30, 2022. We cannot predict whether this program will be reauthorized and, if so, what additional conditions or requirements may be imposed.

A biological product also can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Once approval or licensure of a drug or biologic is granted, the FDA may withdraw the approval or license if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe.  However, no interchangeable biologic has been approved in the United States. The FDA has issued several guidance documents outlining its approach to reviewing and approving biosimilars.

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

On December 20, 2019, the Further Consolidated Appropriations Act, 2020 (FCAA 2020) became law.  Section 610, entitled “Actions for Delays of Generic Drugs and Biological Products”,  provides generic drug (ANDA and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic drug or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar products. We cannot determine what effect section 610 of the FCAA 2020 may have on manufacturers that may develop biosimilar or other competing versions of our products once approved.

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

Other Healthcare Laws and Regulations

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject now or in the future to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain approval. These laws include, but are not limited to the following:

•

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federally funded healthcare programs, such as Medicare and Medicaid. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value;

•

The federal civil and criminal false claims laws, including, without limitation, the federal civil monetary penalties law and the civil False Claims Act, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in significant monetary penalties and treble damages;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program (including private health plans) and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

•

The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals (and additional healthcare practitioners for transfer occurring during or after 2021) and physician ownership and investment interests. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;

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

We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the Affordable Care Act amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the Affordable Care Act provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Because of the breadth and lack of uniform court interpretation of these laws, novel enforcement theories brought by government authorities, and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

In addition, on October 17, 2019, the Office of the Inspector General of the Department of Health and Human Services issued a Proposed Rule: Revisions to Safe Harbors under the Anti-Kickback Statute and Civil Monetary Penalty Rules Regarding Beneficiary Inducements to, among other things, add new safe harbors for certain value-based arrangements.  Although the value-based proposals would not include pharmaceutical manufacturers among the entities that could permissibly enter into such contracting arrangements, the general trend toward outcomes and value-based contracts in the healthcare industry may continue.  It is possible that payors, among other customers, could push manufacturers for novel contracting approaches, including those that would incorporate value-based principles, and these efforts could affect our business. It is unclear at this time whether this proposed rule will be adopted or, if adopted, what effect, if any, it would have on the cost and ability to comply with the federal Anti-Kickback Statute or on our business.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological products for which we obtain regulatory approval. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic and biosimilar products for branded drug and biologic products, respectively. In the United States and markets in other countries, patients who are prescribed products generally rely on third party payors to reimburse all or part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. If approved, sales of our product candidates will depend, in part, on the availability of coverage and adequate reimbursement from third party payors. Third party payors include government authorities, managed care plans, private health insurers and other organizations.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. The emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third party payors do not consider a product to be cost effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

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

Certain provisions of the Affordable Care Act have been subject to legal and political challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to accelerate closure of the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress could consider additional legislation to repeal or replace elements of the Affordable Care Act, or adopt other healthcare reform measures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation.

Moreover, in December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the Affordable Care Act requiring certain individuals to either obtain health insurance or pay a shared responsibility payment are no longer permissible under the U.S. Congress’ taxing power, the entire Affordable Care Act is no longer constitutional. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit issued an opinion holding that, while the individual mandate was no longer constitutional, the case must be remanded to the District Court to further evaluate whether the mandate can be severed from the Affordable Care Act or the entire Affordable Care Act must be stricken down. On January 3, 2020, petitions for certiorari were filed with motions to expedite requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the Affordable Care Act. While the U,S, Supreme Court denied the motions to expedite, it has not yet decided whether to grant the petitions. We are unable to predict the changes in law that may result from this ongoing lawsuit or other court challenges to the Affordable Care Act or their effect on our business.

Additional legislative changes have been adopted since the enactment of the Affordable Care Act. For example, the Budget Control Act of 2011 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2029 unless additional Congressional action is taken.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, various drug pricing bills have been introduced by members of the U.S. House of Representatives and U.S. Senate that propose, among other things, requiring the Department of Health and Human Services (“HHS”) to negotiate maximum prices for certain drugs, requiring manufacturers to pay rebates to the Medicare program for certain covered drugs, and redesigning the Medicare Part D prescription drug benefit to cap beneficiaries’ annual out-of-pocket costs and to expand manufacturer discounts. Further, the Trump administration has released a number of proposals as part of its “Blueprint,” or plan, to lower list prices, increase competition, and reduce patients’ out-of-pocket costs. For example, in December, 2019, FDA released a proposed rule and draft guidance that set forth two pathways for the legal importation of certain drugs in an effort to control drug costs. Congress and the Trump administration have each indicated an intent to continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to address drug prices, including imposing price reporting requirements on manufacturers, negotiating value-based payment arrangements, and pursuing wholesale importation programs.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Date Privacy and Security

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, our operations may be affected by HIPAA as amended by HITECH and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, the law may affect our interactions with customers who are covered entities or their business associates because the law affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of patient information and so may affect our business operations. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

Outside the United States, other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.

Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations and non-compliance can result in substantial penalties. For example, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements.

Employees

As of December 31, 2019, we had 41 full-time employees, including 22 with Ph.D. or other advanced degrees. Of these full-time employees, 30 are engaged in research and development and 11 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have two subsidiaries, LogicBio Australia Pty Limited, a wholly owned Australian subsidiary formed in April 2018, and LogicBio Securities Corporation, a wholly owned Delaware subsidiary formed in December 2018. During 2019, we formally liquidated LogicBio Therapeutics Research, LTD, our wholly owned Israeli subsidiary.

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

We are a preclinical-stage genome editing company with a limited operating history. We have incurred net losses in each year since our inception, including a net loss of $40.1 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of approximately $67.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance LB-001, our lead product candidate, through preclinical and clinical development, expand our research and development capabilities and activities, develop new product candidates, advance the development of our GeneRide technology platform, initiate and complete clinical trials, seek regulatory approval and, if we receive approval from the U.S. Food and Drug Administration, or FDA, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that our expenses will also increase substantially if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	initiate clinical trials for LB-001 and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform;
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

•	lease and build new facilities, including offices and labs, to support organizational growth;
•	validate and build-out clinical and commercial-scale current Good Manufacturing Practices, or cGMP, manufacturing capabilities; and
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval.

Furthermore, our ability to successfully develop, commercialize and license our product candidates and potentially generate product revenue is subject to substantial additional risks and uncertainties. Each program and any product candidate we develop, along with our GeneRide platform, will require additional preclinical and clinical development, potential regulatory approval in one or more jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. See “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

Based upon our current operating plan, which takes into account expenditures that are contingent based on corporate developments, we believe that our cash and cash equivalents and short-term investments as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. We anticipate that we may need additional funding in order to complete the Phase 1/2 clinical trial of LB-001. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, the FDA has placed a clinical hold on our IND to support the initiation of the Phase 1/2 clinical trial of LB-001 in pediatric patients with MMA pending the resolution of certain clinical and nonclinical questions, which makes it difficult to predict the timing of the initiation of this trial. In addition, the FDA could require us to conduct preclinical studies or clinical trials beyond those that we currently anticipate will be required. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LB-001 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, if applicable, any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including:

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

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;

•	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
•	the extent to which we in-license or acquire other products and technologies;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved; and
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and one or more are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of LB-001 or any other product candidates. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.

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

Our recurring losses and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of approximately $67.4 million. To date, we have received no product revenue and we have primarily funded our losses through payments received from equity and debt financings. At December 31, 2019, we had $33.1 million of cash and cash equivalents on hand. Without raising additional capital, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations in the future or realize assets and discharge liabilities in the ordinary course of operations. If we are unable to obtain additional capital, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, or we may be unable to continue operations. Although we continue to pursue these plans, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations.

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

We have concentrated our research and development efforts on product candidates utilizing our GeneRide technology. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes our GeneRide technology has been approved. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our GeneRide technology. In addition, because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, results of tests of our product candidates in animal models for either safety or efficacy may not be predictive of results that may be observed in humans. Also, animal models may not exist for some of the diseases we expect to pursue. Our GeneRide genome editing approach harnesses homologous recombination, or HR, a naturally occurring DNA repair process that maintains the fidelity of the genome. The mechanism of action of this technology is still not completely understood. Therefore, it is and will be difficult for us to determine whether any of our product candidates will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells or otherwise result in sufficient expression of the target protein to reach therapeutic levels. We cannot be certain that any of our product candidates will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our GeneRide technology platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. Any development problems we experience in the future related to our GeneRide technology platform or any of our research programs may cause significant delays or unanticipated costs, or we may not be able to solve for the issue. We may also experience delays in developing a capable and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or clinical trials that we may initiate or prevent us from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Because genome editing is novel, the regulatory requirements governing any genome editing product candidates we develop are uncertain and subject to change. For example, the FDA recently issued several guidance documents regarding gene therapy in July 2018 and January 2020. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any genome editing product candidates we may develop, but that remains uncertain at this point.

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

We are an early-stage company. We were founded in 2014 and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology such as our GeneRide technology platform, identifying and developing LB-001, undertaking preclinical studies, business planning and raising capital. All of our research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is high. We have not yet demonstrated an ability to successfully initiate, conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

In order to obtain FDA approval to market a new product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs, if any, or if the outcome of our preclinical testing and studies will ultimately support the further development of any of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, our investigational new drug application, or IND, for LB-001 was recently placed on clinical hold by the FDA in order to evaluate certain clinical and preclinical aspects of our submission. While we are actively working to address the FDA’s questions and are planning to initiate our Phase 1/2 trial in methylmalonic acidemia, or MMA, there can be no assurance as to when or if the clinical hold will be resolved and the IND made effective.

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

To date, we have not completed any clinical trials for any of our product candidates, including LB-001. We may experience delays in conducting any clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned to address clinical holds imposed by regulatory authorities or for other reasons, recruit and enroll patients on time or be completed on schedule, or at all. For example, our IND for LB-001 was recently placed on clinical hold by the FDA in order to evaluate certain clinical and preclinical aspects of the submissions. While we are actively working to address the FDA’s questions and are planning to initiate our Phase 1/2 trial in MMA, there can be no assurance as to when or if the clinical hold will be resolved and the IND made effective. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Our lead product candidate, LB-001, is still in preclinical development. In January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold pending the resolution of certain clinical and nonclinical questions. We cannot provide any assurance that the FDA will authorize us to initiate any of our planned clinical trials on a timely basis, or at all, or that the FDA will agree with the design of our protocol. LB-001 will require extensive clinical testing before we are prepared to submit a biologic license application, or BLA, for regulatory approval. We cannot predict with any certainty if or when we might complete the development of LB-001 and submit a BLA for regulatory approval of LB-001 or whether any such BLA will be approved by the FDA. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•	perceived risks and benefits of the product candidate under trial or the method by which such product candidate will be administered to patients;
•	perceived risks and benefits of genome editing as a therapeutic approach;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including data management) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that can impact safety, efficacy and quality, and may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices, or GLP, and cGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved gene therapy product and therefore have not yet obtained the requisite FDA approvals to do so. The facilities and quality systems of some or all of our third-party contractors, as well as any facilities and quality systems we may have in the future, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

If unacceptable side effects arise in the development of any of our product candidates, we, including in consultation with the DSMB, the FDA or the IRBs at the institutions in which our studies are conducted, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. In that case, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our IND for LB-001 was recently placed on clinical hold by the FDA in order to evaluate certain clinical and preclinical aspects of the submissions. While we are actively working to address the FDA’s questions and are planning to initiate our Phase 1/2 trial in MMA, there can be no assurance as to when or if the clinical hold will be resolved and the IND made effective. Commencing this clinical trial, and any other clinical trials we may initiate, is also subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of our first clinical trial for our MMA programs or any of our other programs may be delayed. For example, the FDA may not agree with the design or results of any preclinical studies that we may conduct as part of our plan to resolve the clinical hold on our IND for LB-001 as being adequate, which may delay the time at which we initiate our Phase 1/2 trial in MMA. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect.

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

We contract with third parties with manufacturing facilities to supply some of our discovery and preclinical research. We currently also rely on third-party manufacturers for the manufacture and some aspects of testing of our materials for preclinical studies and expect to continue to do so for clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

We have and may in the future enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek collaborative relationships for the development and commercialization of any product candidate we may develop. For example, in January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in CN. Future collaborators could include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend partly on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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
•

a collaboration partner may delay animal studies or clinical trials, provide insufficient funding for a nonclinical program or clinical trial, stop a clinical trial, nonclinical study or abandon a product candidate, repeat or conduct new animal studies or clinical trials, or require a new formulation of a product candidate for testing;

•

a collaboration partner may seek to renegotiate or terminate its relationship with us due to unsatisfactory clinical or nonclinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

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

If conflicts arise between our corporate or academic collaborators, such as Takeda Pharmaceutical Company Limited, or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, referred to as 2019-ncov, COVID-19 coronavirus epidemic, or COVID-19, was reported to have surfaced in Wuhan, China.  COVID-19 has since spread to other regions in China and other countries, including jurisdictions, such as the United States and the European Union, where we are conducting and plan to conduct clinical trials or other studies.  There is a possibility that our CROs assisting with these clinical trials or other studies may become unavailable or that the clinical trials or others studies they manage may be delayed due to COVID-19 or containment efforts associated with it.  Such events may lead to termination of our relationship with affected CROs, effecting the development and study of our product candidates.

More recently, COVID-19 has spread to the United States where we have our executive offices and principal operations. Infections and deaths related to COVID-19 may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the FDA approval with respect to, our clinical trials, including our plans to work with the FDA to lift the clinical hold on our IND for LB-001 in MMA. It is unknown how long these disruptions could continue, were they to occur. In addition, other known and unknown factors caused by COVID-19 could materially delay our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

In addition, we source materials from the United States and other countries affected by COVID-19.  There could be an increased risk of supply and other business interruption with our third party manufacturers, other service providers, suppliers and counterparties, resulting in business/operational disruption which could have a material effect on our business.

The economic impact of COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may adversely affect us. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. We or our licensors may in the future become subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or to other patent offices around the world. Alternately or additionally, we or our licensors may become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings and other similar proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others on which we rely to protect our business. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; limit the duration of the patent protection of our technology and products; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Pursuant to the terms of some of our license agreements with third parties, some of our third party licensors have the right, but not the obligation in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

We may not be successful in obtaining or maintaining necessary rights for current or future product candidates through acquisitions and in-licenses, which could delay or prevent us from commencing clinical trials and ultimately commercializing our current or future product candidates.

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

We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our technology and product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

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

Third-party payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell any products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education

Reconciliation Act of 2010, or the Affordable Care Act, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and subjected manufacturers to new annual fees for certain branded prescription drugs.

Some of the provisions of the Affordable Care Act have been subject to legal and political challenges. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress could consider additional legislation to repeal or replace elements of the Affordable Care Act, or adopt other healthcare reform measures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011 as amended to include aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2029 unless additional Congressional action is taken.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations now or in the future. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

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

•

HIPAA, as amended by HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians and teaching hospitals (and additional healthcare practitioners for transfers occurring during or after 2021), as well as ownership and investment interests held by physicians and their immediate family members;

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Fred Chereau, our

President and Chief Executive Officer, as well as the other members of our management, technical, scientific, clinical and regulatory teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2019, we had 41 full-time employees. We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, technical development, clinical and regulatory affairs and sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our focus is the development of genetic medicines. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics and Precision BioSciences. We may also compete with companies developing gene therapy products, including Homology Medicines, Audentes Therapeutics, bluebird bio, uniQure, Generation Bio and Voyager Therapeutics. There are also companies pursuing base editing technologies, including Beam Therapeutics. Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA based approach, Selecta Biosciences with an AAV gene therapy, and Hemoshear Therapeutics using a small molecule. Moderna disclosed it had an open IND for mRNA-3704 in March 2019 and it had enrolled a first patient in their ongoing Phase 1/2 trial in February 2020. If any of our competitors obtain regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved.

There are several companies developing competing products using AAV gene therapies that target CN, the indication for which we are developing LB-301. These companies include Genethon, Selecta Biosciences and Audentes. Genethon disclosed it had dosed a first patient in their ongoing Phase 1/2 trial in December 2018. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar Syndrome or ornithine transcarbamylase deficiency. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-001, if approved.

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union, many of the individual countries in Europe and other countries outside of Europe with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products outside the United States to be very challenging.

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

Risks Related to Our Common Stock and Indebtedness

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

The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

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

As of December 31, 2019, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, beneficially owned approximately 70% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. If additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2023. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. However, if certain events occur prior to December 31, 2023, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to December 31, 2023. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm under SOX Section 404(b). However, SOX Section 404(a) requires management to furnish a report on our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting.  In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

The presence of material weaknesses could result in financial statement errors which, in turn, could lead to errors in our financial statements, delays in our financial reporting, which could require us to restate our operating results or our auditors may be required to issue a qualified audit report. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404(a). To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and will continue to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal control may require specific compliance training of our directors and employees, entail substantial costs to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.

If either we are unable to conclude that we have effective internal control over financial reporting or, at the appropriate time, our independent auditors are unwilling or unable to provide us with an unqualified report on the effectiveness of our internal control over financial reporting as required by Section 404(b), investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404, we may not be able to remain listed on Nasdaq.

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

We occupy approximately 11,800 square feet of office and laboratory space in Cambridge, MA under a short-term lease. In November 2019, we entered into a lease agreement to replace our Cambridge, MA space for 23,901 square feet of office, laboratory and vivarium space in Lexington, MA with an estimated lease commencement date of April 1, 2020 with a term through July 1, 2025.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “LOGC.” As of March 10, 2020, there were approximately 25 holders of record of shares of our common stock.

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

Item 6.	Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. In January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold. Subsequently, we received a letter from the FDA specifying its questions related to the clinical hold. The clinical hold was based on questions that were clinical and nonclinical in nature, including questions related to the studies conducted for our IND filing, but did not relate to chemistry, manufacturing, and controls. We expect to have interactions with the FDA regarding their questions through mid-2020, after which we plan to provide guidance on the anticipated timing for the initiation of the Phase 1/2 clinical trial for LB-001.

We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in Crigler-Najjar syndrome, or CN, the second indication to be pursued using the GeneRide platform. In addition to MMA and CN, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting the central nervous system, or CNS, and muscle.

Since our inception in 2014, we have devoted all of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital, recruiting management and technical staff. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2019, we have raised approximately $9.8 million in net proceeds through the loan and security agreement in July 2019, approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018 and approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $40.1 million and $17.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $67.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities.

Furthermore, we now incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses.

Initial Public Offering

On October 23, 2018, we completed our IPO, in which we issued and sold 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. The aggregate net proceeds to us from the IPO were approximately $72.3 million after deducting underwriting discounts and commissions and offering expenses. The shares began trading on The Nasdaq Global Market on October 19, 2018. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 11,789,775 shares of our common stock.

Components of Results of Operations

Revenue

Since inception through December 31, 2019, we have not generated any revenue. We do not expect to generate any revenue from the sale of products in the near future. If our development efforts for LB-001, or other product candidates that we may develop in the future, are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan and security agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount and amortization of issuance costs. In the year ended December 31, 2019, we recorded $0.5 million in interest expense, of which $0.4 million relates to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$30,656	$11,079
General and administrative	10,385	6,864
Total operating expenses	41,041	17,943
Loss from operations	(41,041)	(17,943)
Other income:
Other income, net	935	408
Loss before income taxes	(40,106)	(17,535)
Income tax provision	(22)	(86)
Net loss	$(40,128)	$(17,621)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$17,697	$3,628	14,069
Personnel-related costs	5,984	2,366	3,618
Other research and development costs	6,975	5,085	1,890
Total research and development expenses	$30,656	$11,079	$19,577

Research and development expenses for the year ended December 31, 2019 were $30.7 million, compared to $11.1 million for year ended December 31, 2018. The increase of approximately $19.6 million was primarily due to an increase of approximately $14.1 million related to external development and manufacturing expenses for our lead product candidate LB-001, $1.9 million in other research and development expenses as we increased our overall research and development activities, and $3.6 million in personnel-related costs related to an increase in headcount. Personnel-related costs for the year ended December 31, 2019 included stock-based compensation expense of $0.8 million compared to $0.3 million for the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the year ended December 31, 2019, compared to $6.9 million for the year ended December 31, 2018. The increase of approximately $3.5 million was primarily due to increased legal and professional fees and personnel-related costs, including salaries, stock-based compensation and bonuses. The increase in professional fees was primarily due to the increase in legal, auditing and consulting services provided. The increase in personnel-related costs was primarily due to an increase in headcount. Stock-based compensation expense included in general and administrative expenses was $1.0 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

Other Income, Net

Other income, net was $0.9 million for the year ended December 31, 2019, compared to other income, net of $0.4 million for the year ended December 31, 2018. The change was primarily related to the increase in interest income from higher cash equivalents and investments, partially offset by interest expense related to the loan and security agreement.

Results of Operations Comparison for 2018 and 2017

For a discussion of our results of operations comparison for the years ended December 31, 2018 and 2017, refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

Overview

Since our inception and through December 31, 2019, we have not generated any revenue and have incurred significant losses and negative cash flows from our operations. As of December 31, 2019, we had cash and cash equivalents of $33.1 million and short-term investments of $17.5 million, which we believe will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2021.

Cash Flows

The following table summarized our cash flows for each of the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(38,750)	$(15,267)
Net cash used in investing activities	(18,505)	(579)
Net cash provided by financing activities	10,069	72,306
Effect of foreign exchange rates on cash and cash equivalents	9	17
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,177)	$56,477

Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was approximately $38.8 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $23.5 million increase in cash used in operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018, was primarily driven by an increase in our net loss due to an increase in both our research and development and general and administrative expenses.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities increased approximately $17.9 million, primarily related to net short-term investments activity of $17.1 million and a $0.8 million increase in the purchases of property and equipment as compared to the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $10.1 million, primarily related to net proceeds of $9.8 million under the July 2019 loan and security agreement as well as $0.2 million related to the exercise of stock options. During the year ended December 31, 2018, net cash provided by financing activities was $72.3 million, primarily from the issuance of common stock related to the IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and any future product candidates. We expect that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	initiate clinical trials for LB-001 and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidate that successfully complete clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform;
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

We are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates because of the numerous risks and uncertainties associated with the development of LB-001 and any other product candidates and programs we may develop and because the extent to which we may enter into collaborations with third parties for development of LB-001 and any other product candidates we may develop is unknown. For example, in January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold pending the resolution of certain clinical and nonclinical questions. Our future funding requirements, both near and long-term, will depend on many factors, including:

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

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
•	the extent to which we in-license or acquire other products and technologies;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved; and
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the research and development of that product candidate. For example, if the clinical hold on the IND for LB-001 causes significant delays in the progress of our MMA program, the FDA or another regulatory authority were to require us to conduct preclinical studies or clinical trials beyond those that we anticipate will be required, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on preclinical and clinical research and development activities. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time. We may never succeed in obtaining regulatory approval for our product candidates or any future product candidates.

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

Contractual Obligations and Commitments:

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Prior Material Weakness

In 2018, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were not effective as of December 31, 2018 due to a material weakness in internal control over financial reporting. During 2019, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weakness identified and disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2018. We have designed, implemented and tested enhancements to our internal control for operational effectiveness, after adding finance and accounting personnel.  Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2019. Accordingly, the material weakness was considered to be remediated as of December 31, 2019.

Item 9B.	Other Information.

On March 11, 2020, Mark J. Enyedy was appointed to our board of directors effective as of March 17, 2020. Mr. Enyedy will be a Class I director to serve on our board of directors until the annual meeting of stockholders to be held in 2022 or his earlier resignation or removal. Upon his appointment, Mr. Enyedy will also serve on the audit committee and nominating and corporate governance committee of our board of directors.

Mr. Enyedy has served as President and Chief Executive Officer of lmmunoGen, Inc. since 2016. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC from 2013 to 2016, including as Executive Vice President and Head of Corporate Development from 2014 to 2016, where he led Shire's strategy, M&A, and corporate planning functions and provided commercial oversight of Shire's pre-Phase 3 portfolio. Prior to joining Shire, he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis, he served for 15 years at Genzyme Corporation, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a J.D. from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of Akebia Therapeutics and The American Cancer Society of Eastern New England. Within the past five years, he also served as a director of Fate Therapeutics, Inc. and Keryx Biopharmaceuticals, Inc.

Other than as described below with respect to equity awards, Mr. Enyedy will be compensated for his service as a director in accordance with the Company’s non-employee director compensation policy, as generally described in the Company’s definitive proxy statement on Schedule 14A, as filed with the SEC on April 29, 2019. It is anticipated that Mr. Enyedy will be awarded an option to purchase 20,000 shares on the effective date of his appointment, which option will vest annually in equal amounts over three years, with accelerated vesting if a change of control occurs prior to the option being fully vested, subject in each case to Mr. Enyedy’s continued service through the applicable vesting date.

Our board of directors has determined that Mr. Enyedy is independent in accordance with applicable Nasdaq listing rules and has no material direct or indirect interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no arrangements or understandings between Mr. Enyedy and any other person pursuant to which he was selected as a director. We plan to enter into an indemnification agreement, which will provide indemnification for Mr. Enyedy in connection with his service as a member of our board of directors.

On March 16, 2020, we announced that Tomer Kariv, Esq., has resigned from our board of directors. Mr. Kariv’s resignation is effective as of March 12, 2020. Mr. Kariv’s resignation was due to time constraints related to his other business obligations and not due to any disagreement with us.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 will be included under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2

Investors’ Rights Agreement, dated as of June, 19, 2017, by and among LogicBio Therapeutics, Inc. and each of the Investors and Common Holders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

4.3

Form of Warrant to Purchase Common Stock of LogicBio Therapeutics, Inc., dated as of July 2, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on July 2, 2019).

4.4*	Description of the Registrant’s Securities.

10.1#

Amended and Restated Exclusive (Equity) Agreement dated January 31, 2018, between The Board of Trustees of the Leland Stanford Junior University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.2+*	Amendment No. 1 to Amended and Restated (Equity) Agreement, dated as of May 3, 2018, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc.

10.3#

Amendment No. 2 to Amended and Restated (Equity) Agreement, dated as of June 24, 2019, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38707, filed on August 13, 2019).

10.4+*	Amendment No. 3 to Amended and Restated (Equity) Agreement, dated as of January 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc.

10.5#

Patent & Technology License Agreement, dated May 7, 2018, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.2 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.6+*	Amendment No. 1 to Patent & Technology License Agreement, dated October 14, 2019, by and between LogicBio Therapeutics, Inc. and The Board of Regents of Thu University of Texas System.

10.7#

Patent License Agreement dated December  14, 2018, between the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, File No. 001-38707, filed on April 1, 2019).

Number	Description

10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.9†	LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.10†

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

10.12	Consulting Agreement with Mark Kay, dated April 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.13†	LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.14†	LogicBio Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.15†	LogicBio Therapeutics, Inc. 2018 Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.16†

Form of Incentive Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.17†

Form of Non-Statutory Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.18†

Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Frederic Chereau (incorporated by reference to Exhibit 10.13 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.19†

Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Matthias Jaffé (incorporated by reference to Exhibit 10.14 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.20†*	Form of Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Seokho Bryan Yoon.

10.21

Loan and Security Agreement dated as of July 2, 2019, among Oxford Finance LLC, the Lenders listed on Schedule 1.1 thereto and Horizon Technology Finance Corporation and LogicBio Therapeutics, Inc. and LogicBio Australia Pty Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on July 2, 2019).

10.22*	Lease Agreement dated as of November 4, 2019, between LogicBio Therapeutics, Inc. and HCP/King Hayden Campus LLC
21.1*	Subsidiaries of LogicBio Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

32.1**	Section 1350 Certifications.

Number	Description
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan.
+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

Date: March 16, 2020	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic Chereau	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Frederic Chereau

/s/ Matthias Jaffé	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Matthias Jaffé

/s/ Leon Chen	Director	March 16, 2020
Leon Chen, Ph.D.

/s/ Erez Chimovits	Director	March 16, 2020
Erez Chimovits

/s/ Mark Kay	Director	March 16, 2020
Mark Kay, M.D., Ph.D.

/s/ Richard Moscicki	Director	March 16, 2020
Richard Moscicki, M.D.

/s/ Daniel O’Connell	Director	March 16, 2020
Daniel O’Connell, M.D., Ph.D.

/s/ Michael Wyzga	Director	March 16, 2020
Michael Wyzga

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LogicBio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogicBio Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2020

We have served as the Company's auditor since 2018.

LogicBio Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,107	$80,906
Short-term investments	17,540	—
Prepaid expenses and other current assets	2,045	1,268
Restricted cash	146	—
Total current assets	52,838	82,174
Property and equipment, net	1,696	590
Restricted cash	622	146
Operating lease right-of-use asset	504	—
TOTAL ASSETS	$55,660	$82,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$624	$1,168
Accrued expenses and other current liabilities	2,939	1,517
Total current liabilities	3,563	2,685
Long-term debt, net of issuance costs and discount	9,810	—
Total liabilities	13,373	2,685
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 23,036,943 and 22,188,393 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	109,640	107,473
Accumulated other comprehensive income (loss)	14	(9)
Accumulated deficit	(67,370)	(27,242)
Total stockholders’ equity	42,287	80,225
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,660	$82,910

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
OPERATING EXPENSES:
Research and development	$30,656	$11,079
General and administrative	10,385	6,864
Total operating expenses	41,041	17,943
LOSS FROM OPERATIONS	(41,041)	(17,943)
OTHER INCOME (EXPENSE), NET:
Interest income	1,500	569
Interest expense	(546)	(2)
Other expense, net	(19)	(159)
Total other income, net	935	408
Loss before income taxes	(40,106)	(17,535)
Income tax provision	(22)	(86)
Net loss	$(40,128)	$(17,621)
Net loss per share—basic and diluted	$(1.78)	$(3.04)
Weighted-average common stock outstanding—basic and diluted	22,602,954	5,801,533

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(40,128)	$(17,621)
Other comprehensive income:
Unrealized gain on investments	14	—
Foreign currency translation adjustment	9	5
Comprehensive loss	$(40,105)	$(17,616)

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock
	Convertible Preferred Stock $0.0001 Par Value Series A		Convertible Preferred Stock $0.0001 Par Value Series B		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, January 1, 2018	2,976,190	$4,359	19,541,465	$28,703	1,606,360	$1	$1,035	$(14)	$(9,621)	$(8,599)
Vesting of restricted stock	—	—	—	—	656,944	—	—	—	—	—
Exercise of options	—	—	—	—	29,217	—	20	—	—	20
Issuance of common stock upon initial public offering, net of issuance costs of 2,611	—	—	—	—	8,050,000	1	72,253	—	—	72,254
Issuance of common stock to Stanford	—	—	—	—	56,097	—	—	—	—	—
Conversion of Series A preferred shares upon initial public offering	(2,976,190)	(4,359)	—	—	1,558,271	—	4,359	—	—	4,359
Conversion of Series B preferred shares upon initial public offering	—	—	(19,541,465)	(28,703)	10,231,504	1	28,702	—	—	28,703
Foreign currency translation adjustment	—	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	—	—	—	—	(17,621)	(17,621)
BALANCE, December 31, 2018	—	—	—	—	22,188,393	3	107,473	(9)	(27,242)	80,225
Vesting of restricted stock	—	—	—	—	641,333	—	—	—	—	—
Exercise of options	—	—	—	—	207,217	—	224	—	—	224
Issuance of common stock warrants related to loan and security agreement	—	—	—	—	—	—	136	—	—	136
Unrealized gains on investments	—	—	—	—	—	—	—	14	—	14
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	1,807	—	—	1,807
Net loss	—	—	—	—	—	—	—	—	(40,128)	(40,128)
BALANCE, December 31, 2019	—	—	—	—	23,036,943	3	109,640	14	(67,370)	42,287

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,128)	$(17,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	289	89
Loss on disposal of property and equipment	—	140
Net amortization of premiums and discounts on investments	(436)	—
Stock-based compensation expense	1,807	1,104
Non-cash interest expense	101	—
Non-cash lease expense	1,168	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(777)	(150)
Other assets	—	249
Accounts payable	(527)	35
Accrued expenses and other current liabilities	(247)	887
Net cash used in operating activities	(38,750)	(15,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(58,490)	—
Maturities of investments	41,400	—
Purchase of property and equipment	(1,415)	(614)
Disposal of property and equipment	—	35
Net cash used in investing activities	(18,505)	(579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from the initial public offering	—	74,865
Proceeds from borrowings under loan and security agreement, net of issuance costs	9,845	—
Proceeds from exercise of stock options	224	20
Payment of deferred initial public offering costs	—	(2,579)
Net cash provided by financing activities	10,069	72,306
Effect on foreign exchange rates on cash and cash equivalents	9	17
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47,177)	56,477
Cash, cash equivalents and restricted cash at beginning of year	81,052	24,575
Cash, cash equivalents and restricted cash at end of period	$33,875	$81,052
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$33,107	$80,906
Short-term restricted cash	146	—
Long-term restricted cash	622	146
Total cash, cash equivalents and restricted cash	$33,875	$81,052
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$445	$—
Cash paid for income taxes	$6	$164
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$1,461	$—
Property and equipment purchases in accounts payable and accrued expenses	$—	$20
Deferred initial offering costs in accounts payable and accrued expenses	$—	$32
Conversion of preferred stock to common stock from the initial public offering	$—	$33,062
Warrants issued in connection with loan and security agreement	$136

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

LogicBio Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal offices are in Cambridge, Massachusetts. The Company is a genome editing company focused on developing medicines to durably treat rare diseases in pediatric patients with significant unmet medical need, using GeneRide™, its proprietary technology platform. GeneRide technology is designed to precisely and stably integrate corrective genes into a patient’s genome to provide a durable therapeutic effect. The Company has demonstrated proof of concept of its therapeutic platform in animal models for a number of diseases and is focusing on its lead product candidate, LB-001, for the treatment of Methylmalonic Acidemia (“MMA”), a life-threatening disease that presents at birth.

In January 2020, the Company announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA has placed on clinical hold. Subsequently, the Company received a letter from the FDA specifying its questions related to the clinical hold. The clinical hold was based on questions that were clinical and nonclinical in nature, including questions related to the studies conducted for the Company’s IND filing, but did not relate to chemistry, manufacturing, and controls. The Company expects to have interactions with the FDA regarding their questions through mid-2020, after which the Company plans to provide guidance on the anticipated timing for the initiation of the Phase 1/2 clinical trial for LB-001.

Since its inception, the Company has devoted the majority of its efforts to business planning, research and development, developing markets, raising capital, recruiting management and technical staff. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are a dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, meet its obligations and, ultimately, obtain regulatory approval of its products, successfully commercialize its products, generate revenue and attain profitable operations.

During the years ended December 31, 2019 and 2018, the Company incurred net losses of $40.1 million and $17.6 million, respectively, and reported cash used in operations totaling $38.8 million and $15.3 million, respectively.  In addition, as of December 31, 2019, the Company had an accumulated deficit of $67.4 million. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future.  As of December 31, 2019, the Company had cash and cash equivalents of $33.1 million and short-term investments of $17.5 million which management believes will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. However, based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, it has been deemed there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued.

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. These plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

In January 2016, the Company formed LogicBio Research, LTD (“LogicBio Research”), a wholly owned Israeli subsidiary, for the purpose of conducting research and development activities on the Company’s behalf. In September 2018, all operations ceased for LogicBio Research and the subsidiary was formally liquidated in November 2019. In April 2018, the Company formed LogicBio Australia Pty Limited (“LogicBio Australia”), a wholly owned Australian subsidiary, for the purpose of conducting research and development activities on the Company’s behalf. In December 2018, the Company formed LogicBio Securities Corporation, which is a Delaware subsidiary created to buy, sell and hold securities. The accompanying consolidated financial statements include the accounts of the Company, LogicBio Research, LogicBio Australia and LogicBio Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist principally of money market funds and overnight repurchase agreements fully collateralized by government agency securities or U.S. Treasury securities.

The Company’s cash equivalents are measured at fair value on a recurring basis. As of December 31, 2019 and 2018, the carrying amount of cash equivalents was $31,094 and $80,043, respectively, which approximates fair value and was determined based upon both Level 1 and Level 2 inputs.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s securities are classified as available-for-sale and are reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Investments may be composed of corporate debt securities, commercial paper, U.S. government and agency securities and certificates of deposit.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2019 and 2018, the Company’s cash and cash equivalents were held with one financial institution. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Restricted Cash

As of December 31, 2019, the Company had restricted cash of $146 classified as a current asset and restricted cash of $622 classified as a non-current asset representing security deposits in the form of cash-collateralized letters of credit for the Cambridge, MA and Lexington, MA leases, respectively. As of December 31, 2018, the Company had restricted cash of $146 classified as a non-current asset representing a security deposit in the form of a cash-collateralized letter of credit for the Cambridge, MA lease.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ (deficit) equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon the closing of the IPO in October 2018, related deferred offering costs were recorded as a reduction to shareholders’ equity. As of December 31, 2019, the Company did not have any deferred offering costs recorded.

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

Estimated Useful Life
Computer equipment and software	3 years
Laboratory equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of useful life or remaining lease term

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, (“ASC 840”) resulting in the creation of FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with the previous guidance under ASC 840.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments in other comprehensive loss. For the years ended December 31, 2019 and 2018, accumulated comprehensive loss included $0 and $9, respectively, of foreign currency translation adjustments. In addition, for the year ended December 31, 2019, accumulated comprehensive loss included $14 of unrealized gains on investments.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiary, LogicBio Australia, is the U.S. Dollar. The functional currency for the Company’s wholly-owned foreign subsidiary, LogicBio Research, was the Israeli New Shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholder’s equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income, net in the consolidated statements of operations as incurred.

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

Convertible Preferred Stock

As of December 31, 2019 and 2018 the Company did not have any convertible preferred stock outstanding.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. The Company has also issued restricted stock with performance-based vesting conditions and would have recorded the expense for these awards if the Company had concluded that it was probable that the performance condition would be achieved. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

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

Net Loss Per Share

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the years ended December 31, 2019 and 2018.

	December 31,
	2019	2018
Unvested restricted stock	243,387	884,720
Options to purchase common stock	2,247,753	2,702,747
Term A loan common stock warrants	15,686	—

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date. ASU No. 2016-02 was effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. The Company adopted ASC 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance under ASC 840.

In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off its balance sheet.

Adoption of this standard resulted in the recording of $210 each of operating lease liabilities and a right-of-use asset on the Company’s consolidated balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations, comprehensive loss, cash flows or convertible preferred stock and stockholders’ equity (deficit). Refer to Note 13 for right-of-use asset and liabilities recorded during the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The standard is effective for interim and annual periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Overnight repurchase agreements	$30,001	$—	$30,001	$—
U.S. Treasury securities	17,540	17,540	—	—
Money market funds and other cash equivalents	1,093	1,093	—	—
Total financial assets	$48,634	$18,633	$30,001	$—

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$80,043	$80,043	$—	$—
Total financial assets	$80,043	$80,043	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.

4. INVESTMENTS

The following table summarizes the Company’s investments, which are considered available-for-sale and are included in short-term investments on the consolidated balance sheet as of December 31, 2019:

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,526	$14	$—	$17,540
Total	$17,526	$14	$—	$17,540

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheet and are not included in the table above. As of December 31, 2019, all investments have contractual maturities within one year. The Company had no short-term or long-term investments as of December 31, 2018.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018
Computer equipment and software	$108	$36
Laboratory equipment	1,798	582
Furniture and fixtures	123	21
Leasehold improvements	5	—
Total	2,034	639
Less: Accumulated depreciation	(338)	(49)
Property and equipment, net	$1,696	$590

Depreciation expense for the years ended December 31, 2019 and 2018 was $289 and $89, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accrued compensation and benefits	1,155	$709
Accrued professional services	1,004	585
Lease liabilities	504	—
Other	276	223
Total accrued expenses and other current liabilities	$2,939	$1,517

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

7. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). The second tranche of $10,000 will be available to the Company through September 30, 2020, subject to the achievement of certain clinical milestones (the “Term B Loan”).

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

In conjunction with the Loan Agreement, the Company issued warrants to purchase 15,686 shares of common stock (“Warrants”) to the Lenders at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the condensed consolidated balance sheets. Finally, the Company incurred issuance costs of approximately $150. Both the debt discount and issuance costs will be accreted to Long-term debt, net of issuance costs and discount by charges to interest expense over the term of the Term A Loan using the effective interest method.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default. Events of default include, among other things, the Company’s failure to pay amounts due, a breach of certain covenants, a material adverse change event, misrepresentations and judgements. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all the Company’s assets, other than its intellectual property.

Interest expense was $546 for the year ended December 31, 2019. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 9.7% at December 31, 2019. The components of the long-term debt balance are as follows:

December 31,
2019
Notes payable, gross	$10,000
Less: Unamortized debt discount and issuance costs	(254)
Accretion of final payment fee	64
Carrying value of notes payable	9,810
Less: Current portion of long-term debt	—
Long-term debt, net of issuance costs and discount	$9,810

As of December 31, 2019, the estimated future principal payments due were as follows:

As of
December 31,
2019
2020	$—
2021	1,945
2022	3,333
2023	3,333
Thereafter	1,389
Total principal payments	$10,000

8. LICENSE AGREEMENTS

In December 2015, as restated in January 2018, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), a private research university, pursuant to which the Company obtained an exclusive, worldwide license to make, have made, use, import, offer to sell and sell products covered by certain patent rights to the GeneRide technology owned by Stanford within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee and issued shares of common stock. The Company also agreed to pay for certain patent expenses per the terms of the Stanford Agreement. The license term extends indefinitely, unless terminated earlier by either party under certain provisions. The Company is required to pay annual license fees.

The Company is also required to reimburse Stanford for additional patent costs incurred, pay amounts up to approximately $1,300 upon achievement of certain development and commercialization milestones, pay royalties on future sales as a low single-digit percentage of net sales and royalties on sublicensing revenue as a low double-digit percentage of net sales, if any. The Company is required to pay Stanford a fee of $325 in the event of a change of control. The Company recorded research and development expense related to the Stanford Agreement of $145 and $131 in the years ended December 31, 2019 and 2018, respectively.

In May 2018, the Company entered into a license agreement (the “UT Agreement”) with The University of Texas System (“UT”), pursuant to which the Company obtained an exclusive, worldwide license to manufacture, have manufactured, distribute, have distributed, use, offer for sale, sell, lease, loan or import products covered by certain patent rights to the GeneRide technology owned by UT (jointly with Stanford) within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee of $25, which was be recorded as research and development expense. The Company also agreed to pay an annual license maintenance fee, which is creditable against royalties owed the same year the maintenance fee is paid. The Company is also obligated to reimburse UT for expenses associated with the prosecution and maintenance of the UT patent rights. UT is entitled to receive clinical and regulatory milestone payments upon the first occurrence of specified milestone events and the Company is obligated to make additional payments to UT of up to $3,000 upon the first occurrence of certain sales milestones. UT is also entitled to receive royalties on net sales of licensed products ranging from below single-digit to low single-digit percentage royalties on net sales. The Company recorded research and development expense of $25 for each of the years ended December 31, 2019 and 2018.

In December 2018, the Company entered into a license agreement (the “NIH Agreement”) with the NIH (“the NIH”), pursuant to which the Company obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. As consideration for the license, NIH received an upfront payment of $25 in 2019 and is entitled to payments of up to an aggregate of approximately $9,700 upon the achievement of certain specified development, regulatory and sales-based benchmarks as well as running royalties on annual net sales of licensed products at certain low- to mid-single digit royalty rates depending on the geographic market in which a sale occurs. During the years ended December 31, 2019 and 2018, the Company recorded research and development expense of $30 and $0 related to the NIH agreement, respectively.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2019 due to the uncertainty related to the successful achievement of these milestones.

9. CONVERTIBLE PREFERRED STOCK

The Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is collectively referred to as “Preferred Stock.”

On October 23, 2018, upon the closing of the Company’s IPO, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock. As such, there were no outstanding shares of Preferred Stock as of December 31, 2019 and 2018.

10. COMMON STOCK

As of December 31, 2019, and 2018, the Company’s certificate of incorporation authorized the Company to issue 175,000,000 shares of $0.0001 par value common stock.

In July 2018, the Company issued 56,097 shares of common stock to Stanford, pursuant to the anti-dilution right under the Stanford Agreement.

In October 2018, the Company completed an IPO in which the Company issued and sold 8,050,000 shares of its common stock, including 1,050,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate gross proceeds of $80,500. The Company received approximately $72,300 in net proceeds after deducting underwriting discounts and commissions and offering costs. In connection with this financing, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock.

Open Market Sale Agreement

On November 15, 2019, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50,000 (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).

Under the Open Market Sale Agreement, Jefferies may sell the Open Market Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. The Company may sell the Open Market Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Open Market Sale Agreement, but it has no obligation to sell any of the Open Market Shares in the Open Market Offering.

The Company or Jefferies may suspend or terminate the offering of Open Market Shares upon notice to the other party and subject to other conditions. The Company has agreed to pay Jefferies commissions for its services in acting as agent in the sale of the Open Market Shares in the amount of up to 3.0% of gross proceeds from the sale of the Open Market Shares pursuant to the Open Market Sale Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The Company has not sold any shares to date under the Open Market Sale Agreement.

11. STOCK-BASED COMPENSATION

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2019, the Company increased the number of shares available for future grant under the 2018 Plan by 887,535 shares. At December 31, 2019, there were 1,085,312 shares available for future grant under the 2018 Plan.

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

The Company recorded stock-based compensation expense for options granted of $1,542 and $801 during the years ended December 31, 2019 and 2018, respectively. The Company recorded stock-based compensation expense for restricted stock granted of $265 and $303 during the years ended December 31, 2019 and 2018, respectively.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes options pricing model to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Weighted-average risk-free interest rate	1.99%	2.91%
Expected term (in years)	5.25 - 6.08	5.92
Expected volatility	71.50% - 75.85%	70.03%
Expected dividend yield	0.00%	0.00%

Stock Options

A summary of option activity under the Plans during the year ended December 31, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,702,747	$3.16	9.21	$19,591
Granted	431,769	10.15		-
Exercised	(207,217)	1.09		1,586
Cancelled or forfeited	(679,546)	2.82		3,417
Outstanding as of December 31, 2019	2,247,753	$4.80	8.42	$8,220
Options exercisable as of December 31, 2019	1,129,076	$2.26	8.01	$6,107
Options unvested as of December 31, 2019	1,118,677	$7.37	8.83	$2,113

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2019 and 2018 was $5.94 and $5.46, respectively. As of December 31, 2019, there was $4,720 of unrecognized stock-based compensation expense related to unvested employee and non-employee stock options estimated to be recognized over a period of 2.7 years.

The total fair value of options vested during the years ended December 31, 2019 and 2018 was $1,708 and $232, respectively.

Shares of Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions. A summary of restricted stock activity under the Plans during the year ended December 31, 2019 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	884,720	$0.63
Granted	—	—
Vested or Released	(641,333)	0.41
Unvested as of December 31, 2019	243,387	$1.21

No shares of restricted common stock were granted during the year ended December 31, 2019. The weighted-average grant date fair value per share of restricted stock granted during the year ended December 31, 2018 was $4.02. As of December 31, 2019, there was $260 of unrecognized stock-based compensation expense related to unvested employee and non-employee restricted stock estimated to be recognized over a period of 1.9 years.

The total fair value of restricted stock vested during the years ended December 31, 2019 and 2018 was $266 and $160, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Research and development	$760	$284
General and administrative	1,047	820
Total stock-based compensation expense	$1,807	$1,104

12. INCOME TAXES

During the years ended December 31, 2019 and 2018, the Company recorded full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future.

Loss before the provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
United States	$(39,063)	$(17,284)
Foreign	(1,043)	(337)
	$(40,106)	$(17,621)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	9.4	2.4
Foreign rate differential	0.2	0.1
Research and development tax credits	3.4	2.4
Stock based compensation	0.1	(0.7)
Valuation allowances	(33.8)	(25.2)
Rate changes	-	(0.1)
Other	(0.3)	0.1
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Net operating loss carryforwards	$16,768	$6,089
Reserves & accruals not currently deductible	932	324
Federal & state credit carryforwards	2,697	433
Total deferred tax assets	20,397	6,846
Valuation allowance	(20,397)	(6,846)
Net deferred tax assets	$—	$—

At December 31, 2019, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $62,973  and $55,852, respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research credits of approximately $1,854, which, if not utilized earlier, will begin to expire in 2036, and state research credits of approximately $1,068.

At December 31, 2018, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $25,854 and $9,324, respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research credits of approximately $204, which, if not utilized earlier, will begin to expire in 2035, and state research credits of approximately $290.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2019	2018
Valuation allowance at beginning of year	$(6,846)	$(2,412)
Increases recorded to income tax provision	(13,683)	(4,443)
Decreases recorded to income tax provision	132	9
Valuation allowance at end of year	$(20,397)	$(6,846)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017 . There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2019, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded a right-of-use asset and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options. From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of December 31, 2019, no renewal options existed that the Company felt were reasonably certain of being exercised.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s current headquarters located at 99 Erie Street Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company will lease approximately 23,901 square feet of space and pay an initial annual base rent of approximately $1,494, which is subject to scheduled annual increases, plus certain operating expenses and taxes. The Company anticipates it will take possession of the space on April 1, 2020 (“Lease Commencement Date”) and continue through July 1, 2025 (“Lease Termination Date”). The Company has one option to extend the lease for a term of 5 years. Upon execution of the lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments are anticipated to begin three months after the Lease Commencement Date and will continue in monthly installments through the Lease Termination Date.

The Company will assess the lease classification of the 65 Hayden Ave Lease and commence recognition of the associated rent expense upon the Lease Commencement Date.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019. Note that rent expense under the Company’s operating leases was $880 for the year ended December 31, 2018.

Year Ended December 31, 2019
Operating leases
Lease cost
Operating lease cost	$1,208
Variable lease cost	330
Total lease cost	$1,538
Other year-to-date lease information
Operating cash flows used for operating leases	$1,143
Operating lease liabilities arising from obtaining right-of-use assets	$1,461

As of December 31, 2019
Other operating lease information
Operating lease liabilities — short term	$504
Operating lease liabilities — long term	$—
Weighted average remaining lease term	0.7 years
Weighted average discount rate	7.04%

The variable lease costs for the year ended December 31, 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments. As of December 31, 2019, the Company classified its short-term operating lease liabilities within accrued expenses and other current liabilities.

Future minimum lease payments under the Company’s operating leases as of December 31, 2019 and 2018, respectively, were as follows:

	2019	2018
Maturity of lease liabilities
2019	$—	$1,028
2020	523	223
Thereafter	—	—
Total lease payments	$523	$1,251
Less: imputed interest	(19)
Total operating lease liabilities	$504

Research Agreements

Refer to Note 8, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For the years ended December 31, 2019 and 2018, the Company charged $152 and $118, respectively, to research and development expenses under these consulting service agreements. In addition, beginning in 2018, each founder receives $5 annually for their participation on the Scientific Advisory Board. Each founder has also received stock options for their services as either a board member or member of the Scientific Advisory Board.

In March 2017, the Company subleased to an affiliate certain space in Tel Aviv, Israel, through June 2018. For the year ended December 31, 2018, the Company recognized income of $21 in other income related to this arrangement.

15. SUBSEQUENT EVENTS

LB-301 for the Crigler-Najjar Syndrome (CN)

In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in CN the second indication to be pursued using the GeneRide platform. Takeda will provide funding for the research program under the collaboration agreement and will have an exclusive option to negotiate an exclusive, worldwide license to LogicBio’s LB-301 program.

******