Form 10-K/A
period 2019-12-31
LogicBio Therapeutics, Inc.
filed 2020-06-05
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $137.8 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market on June 28, 2019. The registrant has no non-voting common stock.

As of June 3, 2020, there were 23,433,594 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of LogicBio Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment:

(3)	The following exhibits:

Number	Description

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.
31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

June 5, 2020	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer