Form 10-Q/A
period 2020-03-31
LogicBio Therapeutics, Inc.
filed 2020-06-05
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of LogicBio Therapeutics, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

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