Form 10-Q
period 2020-06-30
LogicBio Therapeutics, Inc.
filed 2020-08-10
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 23,642,009 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

the initiation, cost, timing, progress and results of our current and future research and development activities and preclinical studies and potential future clinical trials, including our plans to initiate, advance and complete our SUNRISE Phase 1/2 clinical trial and other development activities for LB-001 in methylmalonic acidemia, or MMA;

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

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020 and under Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Securities and Exchange Commission on May 11, 2020, each as may be amended or updated in our Quarterly Reports on Form 10-Q. In particular, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our plans to initiate, advance and complete our SUNRISE Phase 1/2 clinical trial for LB-001 in MMA, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,697	$33,107
Short-term investments	—	17,540
Prepaid expenses and other current assets	1,949	2,045
Restricted cash	—	146
Total current assets	38,646	52,838
Property and equipment, net	1,788	1,696
Restricted cash	622	622
Operating lease right-of-use asset	6,287	504
TOTAL ASSETS	$47,343	$55,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$564	$624
Accrued expenses and other current liabilities	2,214	2,435
Operating lease liabilities	1,147	504
Deferred revenue	101	—
Total current liabilities	4,026	3,563
Long-term debt, net of issuance costs and discount	9,641	9,810
Operating lease liabilities, net of current portion	5,520	—
Total liabilities	19,187	13,373
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 23,504,843 and 23,036,943 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	113,205	109,640
Accumulated other comprehensive income	—	14
Accumulated deficit	(85,052)	(67,370)
Total stockholders’ equity	28,156	42,287
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,343	$55,660

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Service revenue	$965	$—	$1,986	$—
Total revenue	965	—	1,986	—
OPERATING EXPENSES
Research and development	5,895	7,934	13,068	$13,420
General and administrative	3,029	2,524	6,221	5,156
Total operating expenses	8,924	10,458	19,289	18,576
LOSS FROM OPERATIONS	(7,959)	(10,458)	(17,303)	(18,576)
OTHER INCOME (EXPENSE), NET:
Interest income	10	411	177	854
Interest expense	(273)	—	(545)	—
Other expense, net	(5)	(1)	(11)	(1)
Total other (expense) income, net	(268)	410	(379)	853
Loss before income taxes	(8,227)	(10,048)	(17,682)	(17,723)
Income tax provision	—	—	—	(22)
Net loss	$(8,227)	$(10,048)	$(17,682)	$(17,745)
Net loss per share—basic and diluted	$(0.35)	$(0.45)	$(0.76)	$(0.79)
Weighted-average common stock outstanding—basic and diluted	23,326,018	22,479,511	23,250,910	22,396,780

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,227)	$(10,048)	$(17,682)	$(17,745)
Other comprehensive income:
Unrealized gain on investments	—	27	—	36
Foreign currency translation adjustment	—	3	—	6
Comprehensive loss	$(8,227)	$(10,018)	$(17,682)	$(17,703)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, January 1, 2019	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225
Vesting of restricted stock	160,337	—	—	—	—	—
Unrealized gain on investments	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	3	—	3
Stock-based compensation expense	—	—	276	—	—	276
Net loss	—	—	—	—	(7,697)	(7,697)
BALANCE, March 31, 2019	22,348,730	3	107,749	3	(34,939)	72,816
Vesting of restricted stock	160,332	—	—	—	—	—
Exercise of options	13,454	—	82	—	—	82
Unrealized gain on investments	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	3	—	3
Stock-based compensation expense	—	—	531	—	—	531
Net loss	—	—	—	—	(10,048)	(10,048)
BALANCE, June 30, 2019	22,522,516	$3	$108,362	$33	$(44,987)	$63,411

BALANCE, January 1, 2020	23,036,943	$3	$109,640	$14	$(67,370)	$42,287
Vesting of restricted stock	160,340	—	—	—	—	—
Exercise of options	19,378	—	84	—	—	84
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	—	(9,455)	(9,455)
BALANCE, March 31, 2020	23,216,661	3	110,529	—	(76,825)	33,707
Vesting of restricted stock	18,642	—	—	—	—	—
Issuance of common stock, net of issuance costs of $33	269,540	—	1,907	—	—	1,907
Stock-based compensation expense	—	—	769	—	—	769
Net loss	—	—	—	—	(8,227)	(8,227)
BALANCE, June 30, 2020	23,504,843	$3	$113,205	$—	$(85,052)	$28,156

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,682)	$(17,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	226	104
Net amortization of premiums and discounts on investments	26	(337)
Stock-based compensation expense	1,574	807
Non-cash interest expense	103	—
Non-cash lease expense	1,025	567
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	96	(683)
Accounts payable	(113)	448
Accrued expenses and other current liabilities	(1,201)	(123)
Deferred revenue	101	—
Net cash used in operating activities	(15,845)	(16,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(48,028)
Maturities of investments	17,500	10,200
Purchase of property and equipment	(202)	(749)
Net cash provided by (used in) investing activities	17,298	(38,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	84	82
Net proceeds from stock issuances	1,907	—
Net cash provided by financing activities	1,991	82
Effect on foreign exchange rates on cash and cash equivalents	—	7
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,444	(55,450)
Cash, cash equivalents and restricted cash at beginning of year	33,875	81,052
Cash, cash equivalents and restricted cash at end of period	$37,319	$25,602
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$36,697	$25,456
Short-term restricted cash	—	146
Long-term restricted cash	622	—
Total cash, cash equivalents and restricted cash	$37,319	$25,602
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$442	$—
Cash paid for income taxes	$—	$4
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$6,428	$1,323
Property and equipment purchases in accounts payable and accrued expenses	$116	$56
Deferred financing costs in accounts payable and accrued expenses	$—	$39

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. LogicBio is a company dedicated to extending the reach of genetic medicine with pioneering targeted delivery platforms. The Company’s proprietary genome editing technology platform, GeneRide, enables the site-specific integration of a therapeutic transgene without nucleases or exogenous promoters by harnessing the native process of homologous recombination. LogicBio is developing LB-001, a wholly owned genome editing program leveraging GeneRide for the treatment of methylmalonic acidemia (“MMA”). In addition, the Company has a research collaboration with Takeda to develop LB-301, an investigational therapy leveraging GeneRide for the treatment of the rare pediatric disease Crigler-Najjar syndrome (“CN”).

LogicBio is also developing a Next Generation Capsid platform for use in gene editing and gene therapy. Data presented have shown that the capsids deliver highly efficient functional transduction of human hepatocytes with improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Top-tier capsid candidates from this effort demonstrated significant improvements over benchmark AAVs currently in clinical development. The Company is developing these highly potent vectors for internal development candidates and potentially for business development collaborations.

Based on the Company’s GeneRide technology, LogicBio is developing its lead product candidate, LB-001, to treat MMA. In August 2020, the Company announced the clearance of an investigational new drug application, or IND, to support the initiation of a Phase 1/2 clinical trial on LB-001 in pediatric patients with MMA. LogicBio expects to enroll the first patient in early 2021.

LogicBio believes that achieving clinical proof of concept in an inherited liver disease such as MMA will validate the Company’s platform technology, including its potential application to other organs and diseases. In addition to MMA and CN, LogicBio has demonstrated proof of concept of its platform in hemophilia B and alpha-1-antitrypsin deficiency (“A1ATD”) animal disease models. The Company expects to select future product candidates from these and other genetic diseases addressed by targeting the liver initially, and later by targeting the central nervous system, or CNS, and muscle.

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

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to ensure the safety of its personnel and to continue advancing its research and development activities. Since mid-March, the Company has ceased all business travel and most of its non-laboratory employees have been working remotely. After being limited to working in shifts on-premises through early July, the Company’s laboratory employees have returned to normal working schedules on-premises to conduct in-house research and development activities with social distancing and other protective measures. The Company plans to maintain these or similar restrictions until it believes employees can fully resume such activities in accordance with federal, state and local requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the three and six months ended June 30, 2020. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Liquidity and Capital Resources

The Company has had recurring losses and incurred a loss of $17,682 during the six months ended June 30, 2020. Net cash used in operations for the six months ended June 30, 2020 was $15,845. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future.  As of June 30, 2020, the Company had cash and cash equivalents of $36,697 which management believes will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2021. However, based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, it has been deemed there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2020 , consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This ASU provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  The Company will evaluate transactions or contract modifications, including any related to its July 2019 loan and security agreement which uses LIBOR as a reference rate, occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$36,697	$36,697	$—	$—
Total financial assets	$36,697	$36,697	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Overnight repurchase agreements	$30,001	$—	$30,001	$—
U.S. Treasury securities	17,540	17,540	—	—
Money market funds and other cash equivalents	1,093	1,093	—	—
Total financial assets	$48,634	$18,633	$30,001	$—

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

The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2020.

4. INVESTMENTS

As of June 30, 2020, the Company did not hold any short-term or long-term investments.

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

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$458	$1,155
Accrued professional services	1,310	1,004
Other	446	276
Total accrued expenses and other current liabilities	$2,214	$2,435

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”). Other primarily consists of the short-term portion of the Company’s loan and security agreement.

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

Interest expense was $273 and $545 for the three and six months ended June 30, 2020, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 9.7% at June 30, 2020. The components of the long-term debt balance are as follows:

	June 30, 2020	December 31, 2019
Notes payable, gross	$10,000	$10,000
Less: Unamortized debt discount and issuance costs	(216)	(254)
Accretion of final payment fee	129	64
Carrying value of notes payable	9,913	9,810
Less: Current portion of long-term debt	(272)	—
Long-term debt, net of issuance costs and discount	$9,641	$9,810

As of June 30, 2020, the estimated future principal payments due were as follows:

As of June 30, 2020
2020	—
2021	1,945
2022	3,333
2023	3,333
2024	1,389
Total principal payments	$10,000

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2020, the Company increased the number of shares available for future grant under the 2018 Plan by 926,786 shares. At June 30, 2020, there were 1,308,921 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2018 Plan expire 10 years after the grant date, unless the Board sets a shorter term. Vesting periods for awards under the 2018 Plan are determined at the discretion of the Board. Incentive stock options granted to employees and shares of restricted stock granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four years. Non-statutory options, shares of restricted stock and restricted stock units (“RSU”) granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over one to four years.

Stock Options

During the six months ended June 30, 2020 and 2019, the Company granted options to purchase 785,203 and 174,591 shares of common stock, respectively, with a weighted-average grant date fair value per share of $4.76 and $6.34, respectively. The Company recorded stock-based compensation expense for options granted of $1,382 and $674 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were 2,815,612 outstanding options, of which 1,450,910 were unvested corresponding to $6,062 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.8 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted common stock during the six months ended June 30, 2020 or 2019. The Company recorded stock-based compensation expense for restricted common stock granted of $77 and $133 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were 64,681 shares of unvested restricted common stock outstanding and $183 of unrecognized stock-based compensation expense related to unvested restricted common stock to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) with time-based conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. During the six months ended June 30, 2020, the Company granted 120,939 RSUs. There were no RSUs granted during the six months ended June 30, 2019. The Company recorded stock-based compensation for RSUs granted of $115 and $0 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were 115,639 RSUs outstanding and $541 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a weighted-average period of 0.7 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Research and development	$575	$352
General and administrative	999	455
Total stock-based compensation expense	$1,574	$807

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

During the six months ended June 30, 2020, the Company issued 269,540 shares of its common stock at a weighted-average price of $7.20 per share, resulting in net proceeds to the Company of $1,907. At June 30, 2020, the Company had $48,060 in aggregate gross offering amount available under the Open Market Sale Agreement. In July 2020, the Company issued 66,335 shares of its common stock at an average weighted price of $8.64 per share, resulting in net proceeds to the Company of $556.

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

The Company assessed the Takeda Agreement in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. The promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. In addition, the Company concluded that the License Option does not provide any discounts or other rights. Terms related to an exclusive license negotiated after the exercise of the License Option will be part of a separate contract and reflect applicable standalone selling prices. As such, the Company concluded the License Option is not considered to be a material right.

Under the Takeda Agreement, Takeda is obligated to reimburse the Company for the costs incurred under the Research Plan. Costs incurred are billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the "right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximates the value to the customer and the performance completed to date. The Company recognized $965 and $1,986 as service revenue under the Takeda Agreement during the three and six months ended June 30, 2020, respectively. Further, as of June 30, 2020, the Company recorded $101 as deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Takeda Agreement.

10. INCOME TAXES

For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. The income tax provision within the condensed consolidated statements of operations for the six months ended June 30, 2019 related to tax expense of the wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd, which ceased operations in 2018 and was formally dissolved in November 2019.

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,227)	$(10,048)	$(17,682)	$(17,745)
Denominator:
Weighted-average common stock outstanding	23,326,018	22,479,511	23,250,910	22,396,780
Net loss per share — basic and diluted	$(0.35)	$(0.45)	$(0.76)	$(0.79)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Unvested restricted common stock	64,681	564,027
Unvested restricted stock units	115,639	—
Options to purchase common stock	2,815,612	2,509,572
Term A Loan warrants	15,686	—

12. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of June 30, 2020, the Company had two operating leases with required future minimum payments. In applying the guidance under ASC Topic 842 Leases (“ASC 842”), the Company determined the classification of these leases to be operating leases and recorded a right-of-use asset and lease liability as of the commencement date of each lease. The Company’s leases generally do not include termination or purchase options. From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of June 30, 2020, no renewal options existed that the Company felt were reasonably certain of being exercised.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s prior headquarters located at 99 Erie Street Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company leases approximately 23,901 square feet of space and pays an initial annual base rent of approximately $1,494, which is subject to scheduled annual increases, plus certain operating expenses and taxes. The Company took possession of the space on April 1, 2020 (“Lease Commencement Date”) and the lease will continue through July 1, 2025 (“Lease Termination Date”). The Company has an option to extend the lease for a single additional term of 5 years. Upon execution of the 65 Hayden Ave Lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments are anticipated to begin three months after the Lease Commencement Date and will continue in monthly installments through the Lease Termination Date.

At the Lease Commencement Date, the Company performed a lease assessment under the guidance prescribed in ASC 842 and concluded that the 65 Hayden Ave Lease was an operating lease. As such, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability on the consolidated balance sheets of $6,428 which reflected the net present value of future payments under the lease. The discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate at the Lease Commencement Date, which was 7.6%.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases
Lease cost
Operating lease cost	$464	$315	$789	$589
Variable lease cost	186	92	284	134
Total lease cost	$650	$407	$1,073	$723
Other year-to-date lease information
Operating cash flows used for operating leases			$496	$521
Operating lease liabilities arising from obtaining right-of-use assets			$6,428	$1,323

The following table contains a summary of the lease liabilities recognized on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020	As of December 31, 2019
Other operating lease information
Operating lease liabilities — short-term	$1,147	$504
Operating lease liabilities — long-term	$5,520	$—
Weighted-average remaining lease term	4.9 years	0.7 years
Weighted-average discount rate	7.59%	7.04%

The variable lease costs for the three and six months ended June 30, 2020 and 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating leases as of June 30, 2020 and December 31, 2019, were as follows:

	As of June 30, 2020	As of December 31, 2019
Maturity of lease liabilities
2020	$864	$523
2021	1,516	—
2022	1,562	—
2023	1,609	—
2024	1,657	—
Thereafter	841	—
Total lease payments	$8,049	$523
Less: imputed interest	(1,382)	(19)
Total operating lease liabilities	$6,667	$504

13. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three co-founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For the three and six months ended June 30, 2020, the Company recorded research and development expense of $17 and $34, respectively, related to consulting services received from Mark Kay, who is one of the co-founders and a member of the Board. For the three and six months ended June 30, 2019, the Company recorded $34 and $84, respectively, to research and development expenses under consulting service agreements with its three co-founders.

14. COMMITMENTS AND CONTINGENCIES

Litigation

On March 18, 2020, a purported shareholder class action, John R. Afinowicz v. LogicBio Therapeutics, Inc., et al., No. 2:20-cv-03009, was filed in the United States District Court for the District of New Jersey, naming the Company and certain of its officers as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to its Investigational New Drug submission for LB-001 in its public disclosures, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks certification of a class of purchasers of the Company’s common stock during the period from December 3, 2018 through February 10, 2020. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On May 13, 2020, the defendants moved to transfer the action from the District of New Jersey to the District of Massachusetts, and on May 18, 2020, shareholder John R. Afinowicz moved for appointment as lead plaintiff.  The Court granted Defendants’ motion to transfer on June 2, 2020, and the case was transferred to the District of Massachusetts (No. 1:20-cv-11158) on June 18, 2020.  The motion for appointment as lead plaintiff remains outstanding. The Company believes that this action is without merit and intends to defend it vigorously. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to the Company.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a company dedicated to extending the reach of genetic medicine with pioneering targeted delivery platforms. Our proprietary genome editing technology platform, GeneRide, enables the site-specific integration of a therapeutic transgene without nucleases or exogenous promoters by harnessing the native process of homologous recombination. We are developing LB-001, a wholly owned genome editing program leveraging GeneRide for the treatment of methylmalonic acidemia, or MMA. In addition, we have a research collaboration with Takeda to develop LB-301, an investigational therapy leveraging GeneRide for the treatment of the rare pediatric disease Crigler-Najjar syndrome, or CN.

We are also developing a Next Generation Capsid platform for use in gene editing and gene therapy. Data presented have shown that the capsids deliver highly efficient functional transduction of human hepatocytes with improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Top-tier capsid candidates from this effort demonstrated significant improvements over benchmark AAVs currently in clinical development. We are developing these highly potent vectors for internal development candidates and potentially for business development collaborations.

Based on our GeneRide technology, we are developing our lead product candidate, LB-001, to treat MMA. In August 2020, we announced the clearance of an investigational new drug application, or IND, to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. Six leading centers in the United States are expected to participate in the SUNRISE Phase 1/2 trial. The trial is expected to enroll eight pediatric patients with ages ranging from 6 months to 12 years, initially starting with 3 to 12 year-old patients and then adding patients aged 6 months to 2 years. The SUNRISE Phase 1/2 trial will evaluate two doses of LB-001. Patients will participate in a pre-dosing observational period and will be administered a prophylactic steroid regimen. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. The company expects to enroll the first patient in early 2021.

We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In addition to MMA and CN, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these and other genetic diseases addressed by targeting the liver initially, and later by targeting the central nervous system, or CNS, and muscle.

Since our inception in 2014, we have devoted the majority of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital and recruiting management and technical staff. We do not have any products approved for sale and our only revenue has consisted of service revenue related to research cost reimbursement received under the Takeda agreement. As of June 30, 2020, we have raised approximately $9.8 million in net proceeds through the loan and security agreement in July 2019, approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018, approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017 and $1.9 million in net proceeds through at-the-market sales of our common stock. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $17.7 million for the six months ended June 30, 2020 and our accumulated deficit was $85.1 million as of June 30, 2020. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities.

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

Since mid-March 2020, our non-laboratory employees have been working remotely in order to comply with social distancing and other applicable orders and guidelines from federal, state and local government agencies. After being limited to working in shifts on-premises through early July, laboratory employees, whose work must be performed on premises, have returned to normal working schedules on-premises. We have also ceased all business travel for our employees. We plan to maintain these or similar restrictions on our business activities until we believe our employees can fully resume such business activities in accordance with federal, state and local requirements and guidelines.

Our research, development and manufacturing activities are dependent on our ability to continue our work on premises at our laboratory. We also rely on third parties located in countries that are affected by the COVID-19 pandemic, including the United States, for certain research, development and manufacturing activities. Similar to how we have restricted business activities at our premises, many of these third parties have also limited their staff from working on premises as part of their response to COVID-19. While we believe we and our third party vendors, suppliers and collaborators have largely been able to continue or resume essential business activities to a certain degree, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the health of our and their employees, our ability to maintain operations, the ability of our third party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

In April 2020, as part of our effort to preserve capital, our leadership team volunteered to accept salary cuts ranging from 15% to 20%. We have also adopted certain other cost-cutting measures aimed at enhancing our capital position. During the three months ended June 30, 2020, we entered into “at-the-market” sales of our common stock resulting in net proceeds of approximately $1.9 million. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

We plan to continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our personnel and to continue advancing our research and development activities.

Components of Results of Operations

Revenue

To date, our only revenue has consisted of research cost reimbursements recognized as service revenue, all of which is attributable to the January 2020 research agreement with Takeda to develop LB-301 in CN. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan and security agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount and amortization of issuance costs. During the three and six months ended June 30, 2020, we recorded $0.3 million and $0.5 million, respectively, in interest expense, of which $0.2 million and $0.4 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
REVENUE
Service revenue	$965	$—
Total revenue	965	—
OPERATING EXPENSES
Research and development	5,895	7,934
General and administrative	3,029	2,524
Total operating expenses	8,924	10,458
Loss from operations	(7,959)	(10,458)
Other (expense) income:
Other (expense) income, net	(268)	410
Loss before income taxes	(8,227)	(10,048)
Income tax provision	—	—
Net loss	$(8,227)	$(10,048)

Revenue

Our revenue for the three months ended June 30, 2020 consisted solely of the $1.0 million in research cost reimbursements recognized as service revenue under the January 2020 research agreement with Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$2,393	$4,676	$(2,283)
Personnel-related costs	1,398	1,498	(100)
Other research and development costs	2,104	1,760	344
Total research and development expenses	$5,895	$7,934	$(2,039)

Research and development expenses for the three months ended June 30, 2020 were $5.9 million, compared to $7.9 million for the three months ended June 30, 2019. The decrease of approximately $2.0 million was primarily due to decreases of approximately $2.3 million in external development and manufacturing expenses for our lead product candidate, LB-001 and $0.1 million in personnel-related costs as our increased headcount has been offset by salary cuts related to the COVID-19 pandemic. These decreases were partially offset by an increase of $0.3 million in other research and development expenses as we increased our overall research and development activities related to general platform development. While there may be fluctuations on a quarterly basis, we expect that our research and development costs will decrease during 2020, as compared to 2019, as we have already incurred a significant proportion of the LB-001 external development and manufacturing costs needed to bring LB-001 into clinical development.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended June 30, 2020, compared to $2.5 million for the three months ended June 30, 2019. The increase of approximately $0.5 million was primarily due to an increase of $0.2 million in corporate legal expense, an increase of $0.1 million related to D&O insurance premiums and an increase of $0.1 million related to non-capitalizable facilities expense. We expect that our general and administrative expenses will remain relatively consistent during 2020 as compared to 2019, although there may be fluctuations on a quarterly basis.

Other (Expense) Income, Net

Other expense, net was $0.3 million for the three months ended June 30, 2020, compared to other income, net of $0.4 million for the three months ended June 30, 2019. The net decrease was primarily related to a decrease in interest income due to lower interest rates and lower capital resource balances as well as interest expense related to the loan and security agreement.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
REVENUE
Service revenue	$1,986	—
Total revenue	1,986	—
OPERATING EXPENSES
Research and development	13,068	13,420
General and administrative	6,221	5,156
Total operating expenses	19,289	18,576
Loss from operations	(17,303)	(18,576)
Other (expense) income:
Other (expense) income, net	(379)	853
Loss before income taxes	(17,682)	(17,723)
Income tax provision	—	(22)
Net loss	$(17,682)	$(17,745)

Revenue

Our revenue for the six months ended June 30, 2020 consisted solely of the $2.0 million in research cost reimbursements recognized as service revenue under the January 2020 research agreement with Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$5,887	$7,430	$(1,543)
Personnel-related costs	3,164	2,695	469
Other research and development costs	4,017	3,295	722
Total research and development expenses	$13,068	$13,420	$(352)

Research and development expenses for the six months ended June 30, 2020 were $13.1 million, compared to $13.4 million for the six months ended June 30, 2019. The decrease of approximately $0.4 million was primarily due to a decrease of approximately $1.5 million related to external development and manufacturing expenses for our lead product candidate, LB-001. This was partially offset by an increase of $0.7 million in other research and development expenses as we increased our overall research and development activities related to general platform development and $0.5 million in personnel-related costs due to increases in research and development headcount. Personnel-related costs for the six months ended June 30, 2020 included stock-based compensation expense of $0.6 million, compared to $0.4 million for the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $6.2 million, compared to $5.2 million for the six months ended June 30, 2019. The increase of approximately $1.0 million reflects a $0.5 million increase in personnel-related costs which was mainly the result of a $0.5 million increase in stock-based compensation expense, a $0.3 million increase in corporate and IP legal expenses and an increase of $0.3 million related to D&O insurance premiums.

Other (Expense) Income, Net

Other expense, net was $0.4 million for the six months ended June 30, 2020, compared to other income, net of $0.9 million for the six months ended June 30, 2019. The net decrease was primarily related to a decrease in interest income due to lower interest rates and lower capital resource balances as well as interest expense related to the loan and security agreement.

Liquidity and Capital Resources

Overview

Since our inception and through June 30, 2020, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As a result of the uncertainties for our business caused by the COVID-19 pandemic, we have implemented certain measures as part of our effort to preserve capital as described further under the heading “Impact of COVID-19.” As of June 30, 2020, we had cash and cash equivalents of $36.7 million, which we believe will be able to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. As such, there is substantial doubt about our ability to continue as a going concern within one year of the date of this filing.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(15,845)	$(16,962)
Net cash provided by (used in) investing activities	17,298	(38,577)
Net cash provided by financing activities	1,991	82
Effect of foreign exchange rates on cash and cash equivalents	—	7
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,444	$(55,450)

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was approximately $15.8 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $1.1 million decrease in net cash used in operating activities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, was primarily driven by the three month rent abatement period received on the 65 Hayden Ave Lease as well as larger non-cash stock-based compensation expense.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $17.3 million as the proceeds from our short-term investments that matured during the period were not reinvested and were instead held as cash and cash equivalents. During the six months ended June 30, 2019, net cash used in investing activities was $38.6 million, primarily related to net short-term investments activity of $37.8 million and the purchase of property and equipment of $0.7 million.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $2.0 million primarily driven by approximately $1.9 million in net proceeds from sales of our common stock under the open market sales agreement with Jefferies LLC. During the six months ended June 30, 2019, net cash provided by financing activities consisted of approximately $0.1 million related to the exercise of stock options.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of any product candidates from our current or future research programs;
•	initiate clinical trials for LB-001 and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidate that successfully complete clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform and our next generation capsid platform;
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

We are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates because of the numerous risks and uncertainties associated with the development of LB-001 and any other product candidates and programs we may develop and because the extent to which we may enter into collaborations with third parties for development of LB-001 and any other product candidates we may develop is unknown. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the initiation, scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and planned clinical trials for LB-001, including our SUNRISE Phase 1/2 clinical trial of LB-001 in MMA, and any other product candidates;

•

the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities, including resolving any potential clinical holds that may be imposed on us;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to initiate, advance and complete our SUNRISE Phase 1/2 clinical trial of LB-001;

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

At-the-Market Sales of Common Stock

In November 2019, we entered into an open market sale agreement with Jefferies LLC as the sales agent. Under the terms of this sale agreement, we may sell shares of our common stock, from time to time, having an aggregate value of up to $50 million through Jefferies LLC. We pay a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the six months ended June 30, 2020, we issued 269,540 shares of our common stock at a weighted-average price of $7.20 per share, resulting in net proceeds to us of $1.9 million. At June 30, 2020, we had $48.1 million in aggregate gross offering amount available under this sales agreement. In July 2020, we issued 66,335 shares of our common stock at an average weighted price of $8.64 per share, resulting in net proceeds to us of $0.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 18, 2020, a purported shareholder class action, John R. Afinowicz v. LogicBio Therapeutics, Inc., et al., No. 2:20-cv-03009, was filed in the United States District Court for the District of New Jersey, naming us and certain of our officers as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to our Investigational New Drug submission for LB-001 in our public disclosures, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks certification of a class of purchasers of our common stock during the period from December 3, 2018 through February 10, 2020. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On May 13, 2020, the defendants moved to transfer the action from the District of New Jersey to the District of Massachusetts, and on May 18, 2020, shareholder John R. Afinowicz moved for appointment as lead plaintiff.  The Court granted Defendants’ motion to transfer on June 2, 2020, and the case was transferred to the District of Massachusetts (No. 1:20-cv-11158) on June 18, 2020.  The motion for appointment as lead plaintiff remains outstanding. We believe that this action is without merit and intend to defend it vigorously. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31,2020 may not be the only risks facing the Company. For example, our investigational new drug application, or IND, for LB-001 was recently placed on clinical hold by the FDA in order to evaluate certain clinical and preclinical aspects of our submission. While our IND clinical hold for LB-001 was lifted in August 2020, there can be no assurance that the FDA will not place this IND, or any IND relating to any other of our product candidates that we may file in the future, on clinical hold, requiring us to address any issues raised by the FDA in order to continue the applicable clinical trial. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 11, 2020.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 10.1*+	—	Amendment No 4 to Amendment and Restated (Equity) Agreement, dated as of April 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc

EXHIBIT 31.1	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	—	Section 1350 Certifications.

EXHIBIT 101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: August 10, 2020	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: August 10, 2020	By:	/s/ Matthias Jaffé
Matthias Jaffé
Chief Financial Officer