Form 10-Q
period 2020-09-30
LogicBio Therapeutics, Inc.
filed 2020-11-09
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 31,786,486 shares of common stock, $0.0001 par value per share, outstanding.

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

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 16, 2020 and under Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 11, 2020, each as may be amended or updated in subsequent filings with the SEC. In particular, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our plans to initiate, advance and complete our SUNRISE Phase 1/2 clinical trial for LB-001 in MMA, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,285	$33,107
Short-term investments	—	17,540
Prepaid expenses and other current assets	1,261	2,045
Restricted cash	—	146
Total current assets	33,546	52,838
Property and equipment, net	1,690	1,696
Restricted cash	622	622
Operating lease right-of-use asset	5,948	504
TOTAL ASSETS	$41,806	$55,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,035	$624
Accrued expenses and other current liabilities	2,184	2,435
Operating lease liabilities	1,091	504
Current portion of long-term debt	1,089	—
Total current liabilities	5,399	3,563
Long-term debt, net of issuance costs and discount	8,877	9,810
Operating lease liabilities, net of current portion	5,239	—
Total liabilities	19,515	13,373
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 23,685,161 and 23,036,943 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	115,379	109,640
Accumulated other comprehensive income	—	14
Accumulated deficit	(93,091)	(67,370)
Total stockholders’ equity	22,291	42,287
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,806	$55,660

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Service revenue	$926	$—	$2,912	$—
Total revenue	926	—	2,912	—
OPERATING EXPENSES
Research and development	5,492	8,858	18,560	22,278
General and administrative	3,200	2,175	9,421	7,331
Total operating expenses	8,692	11,033	27,981	29,609
LOSS FROM OPERATIONS	(7,766)	(11,033)	(25,069)	(29,609)
OTHER INCOME (EXPENSE), NET:
Interest income	2	389	179	1,243
Interest expense	(276)	(271)	(821)	(271)
Other income (expense), net	1	(3)	(10)	(4)
Total other (expense) income, net	(273)	115	(652)	968
Loss before income taxes	(8,039)	(10,918)	(25,721)	(28,641)
Income tax provision	—	—	—	(22)
Net loss	$(8,039)	$(10,918)	$(25,721)	$(28,663)
Net loss per share—basic and diluted	$(0.34)	$(0.48)	$(1.10)	$(1.27)
Weighted-average common stock outstanding—basic and diluted	23,599,052	22,677,205	23,367,804	22,491,282

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8,039)	$(10,918)	$(25,721)	$(28,663)
Other comprehensive income:
Unrealized (loss) gain on investments	—	(16)	—	20
Foreign currency translation adjustment	—	2	—	8
Comprehensive loss	$(8,039)	$(10,932)	$(25,721)	$(28,635)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, January 1, 2019	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225
Vesting of restricted stock	160,337	—	—	—	—	—
Unrealized gain on investments	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	3	—	3
Stock-based compensation expense	—	—	276	—	—	276
Net loss	—	—	—	—	(7,697)	(7,697)
BALANCE, March 31, 2019	22,348,730	3	107,749	3	(34,939)	72,816
Vesting of restricted stock	160,332	—	—	—	—	—
Exercise of options	13,454	—	82	—	—	82
Unrealized gain on investments	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	3	—	3
Stock-based compensation expense	—	—	531	—	—	531
Net loss	—	—	—	—	(10,048)	(10,048)
BALANCE, June 30, 2019	22,522,516	3	108,362	33	(44,987)	63,411
Vesting of restricted stock	160,332	—	—	—	—	—
Exercise of options	83,082	—	61	—	—	61
Issuance of warrants related to loan and security agreement	—	—	136	—	—	136
Unrealized loss on investments	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	2	—	2
Stock-based compensation expense	—	—	522	—	—	522
Net loss	—	—	—	—	(10,918)	(10,918)
BALANCE, September 30, 2019	22,765,930	$3	$109,081	$19	$(55,905)	$53,198

BALANCE, January 1, 2020	23,036,943	$3	$109,640	$14	$(67,370)	$42,287
Vesting of restricted stock	160,340	—	—	—	—	—
Exercise of options	19,378	—	84	—	—	84
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	—	(9,455)	(9,455)
BALANCE, March 31, 2020	23,216,661	3	110,529	—	(76,825)	33,707
Vesting of restricted stock	18,642	—	—	—	—	—
Issuance of common stock, net of issuance costs of $33	269,540	—	1,907	—	—	1,907
Stock-based compensation expense	—	—	769	—	—	769
Net loss	—	—	—	—	(8,227)	(8,227)
BALANCE, June 30, 2020	23,504,843	3	113,205	—	(85,052)	28,156
Vesting of restricted stock	13,381	—	—	—	—	—
Issuance of common stock, net of issuance costs of $41	166,937	—	1,320	—	—	1,320
Stock-based compensation expense	—	—	854	—	—	854
Net loss	—	—	—	—	(8,039)	(8,039)
BALANCE, September 30, 2020	23,685,161	$3	$115,379	$—	$(93,091)	$22,291

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,721)	$(28,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	349	189
Net amortization of premiums and discounts on investments	26	(371)
Stock-based compensation expense	2,428	1,329
Non-cash interest expense	156	50
Non-cash lease expense	1,366	865
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	917	(354)
Accounts payable	411	779
Accrued expenses and other current liabilities	(1,368)	(872)
Net cash used in operating activities	(21,436)	(27,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(58,490)
Maturities of investments	17,500	34,400
Purchase of property and equipment	(343)	(1,084)
Net cash provided by (used in) investing activities	17,157	(25,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under loan and security agreement, net of issuance costs	—	9,845
Proceeds from exercise of stock options	84	143
Net proceeds from stock issuances	3,227	—
Net cash provided by financing activities	3,311	9,988
Effect on foreign exchange rates on cash and cash equivalents		8
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(968)	(42,226)
Cash, cash equivalents and restricted cash at beginning of year	33,875	81,052
Cash, cash equivalents and restricted cash at end of period	$32,907	$38,826
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$32,285	$38,680
Short-term restricted cash	—	146
Long-term restricted cash	622	—
Total cash, cash equivalents and restricted cash	$32,907	$38,826
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$666	$221
Cash paid for income taxes	$—	$6
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$6,428	$1,323
Property and equipment purchases in accounts payable and accrued expenses	$—	$24
Deferred financing costs in accounts payable and accrued expenses	$133	$—

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. LogicBio is a company dedicated to extending the reach of genetic medicine with pioneering targeted delivery platforms. The Company’s proprietary genome editing technology platform, GeneRide, enables the site-specific integration of a therapeutic transgene without nucleases or exogenous promoters by harnessing the native process of homologous recombination. LogicBio is developing LB-001, a wholly owned genome editing program leveraging GeneRide for the treatment of methylmalonic acidemia (“MMA”). In addition, the Company has a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) to develop LB-301, an investigational therapy leveraging GeneRide for the treatment of the rare pediatric disease Crigler-Najjar syndrome (“CN”).

LogicBio is also developing a Next Generation Capsid platform for use in gene editing and gene therapy. At the American Society of Gene & Cell Therapy (“ASGCT”) conference in May 2020, data was presented showing that the capsids deliver highly efficient functional transduction of human hepatocytes in a humanized mouse model. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on this data, the Company believes the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses (“AAVs”) that are currently in clinical development. The Company is developing these highly potent vectors for internal development candidates and potentially for business development collaborations.

Based on the Company’s GeneRide technology, LogicBio is developing its lead product candidate, LB-001, to treat MMA in pediatric patients with MMA. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. Six leading centers in the United States are expected to participate in the SUNRISE Phase 1/2 trial.

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

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. Since mid-March, the Company has ceased all business travel and most of its non-laboratory employees have been working remotely. After being limited to working in shifts on-premises through early July, the Company’s laboratory employees have returned to normal working schedules on-premises to conduct in-house research and development activities with social distancing and other protective measures. The Company plans to maintain these or similar restrictions until it believes employees can fully resume such activities in accordance with federal, state and local requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the three and nine months ended September 30, 2020. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Liquidity and Capital Resources

The Company has had recurring losses and incurred a loss of $25,721 during the nine months ended September 30, 2020. Net cash used in operations for the nine months ended September 30, 2020 was $21,436. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of September 30, 2020, the Company had cash and cash equivalents of $32,285. In addition, on October 5, 2020, the Company completed a follow-on offering of its common stock resulting in net proceeds of approximately $45,190. The Company believes that its cash and cash equivalents at September 30, 2020, plus the net proceeds from the October 2020 follow-on offering, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2020, consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Revenue Recognition

To date, the Company’s only revenue has consisted of service revenue, all of which is attributable to research cost reimbursement under the Company’s January 2020 research agreement with Takeda for the development of product candidate LB-301 to treat CN (the “Takeda Agreement”). The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$30,785	$30,785	$—	$—
Total financial assets	$30,785	$30,785	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Overnight repurchase agreements	$30,001	$—	$30,001	$—
U.S. Treasury securities	17,540	17,540	—	—
Money market funds and other cash equivalents	1,093	1,093	—	—
Total financial assets	$48,634	$18,633	$30,001	$—

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

The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2020.

4. INVESTMENTS

As of September 30, 2020, the Company did not hold any short-term or long-term investments.

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

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$1,003	$1,155
Accrued professional services	977	1,004
Other	204	276
Total accrued expenses and other current liabilities	$2,184	$2,435

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

6. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). Pursuant to an amendment to the Loan Agreement entered into in September 2020, the second tranche of $10,000 will be available to the Company until the earliest of (i) the date that is thirty (30) days immediately following the date by which certain development milestones and equity financing events shall have occurred, (ii) March 31, 2021 and (iii) the occurrence of an Event of Default (as defined in the Loan Agreement) (the “Term B Loan”).

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

Interest expense was $276 and $821 for the three and nine months ended September 30, 2020, respectively. Interest expense was $271 for the three and nine months ended September 30, 2019. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 9.7% at September 30, 2020. The components of the long-term debt balance are as follows:

	September 30, 2020	December 31, 2019
Notes payable, gross	$10,000	$10,000
Less: Unamortized debt discount and issuance costs	(196)	(254)
Accretion of final payment fee	162	64
Carrying value of notes payable	9,966	9,810
Less: Current portion of long-term debt	(1,089)	—
Long-term debt, net of issuance costs and discount	$8,877	$9,810

As of September 30, 2020, the estimated future principal payments due were as follows:

As of September 30, 2020
2020	$-
2021	1,945
2022	3,333
2023	3,333
2024	1,389
Total principal payments	$10,000

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2020, the Company increased the number of shares available for future grant under the 2018 Plan by 926,786 shares. At September 30, 2020, there were 1,284,586 shares available for future grant under the 2018 Plan.

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

Stock Options

During the nine months ended September 30, 2020 and 2019, the Company granted options to purchase 870,203 and 236,456 shares of common stock, respectively, with a weighted-average grant date fair value per share of $4.80 and $6.70, respectively. The Company recorded stock-based compensation expense for options granted of $1,999 and $1,130 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were 2,835,149 outstanding options, of which 1,412,386 were unvested corresponding to $5,653 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.7 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted common stock during the nine months ended September 30, 2020 or 2019. The Company recorded stock-based compensation expense for restricted common stock granted of $108 and $199 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were 51,300 shares of unvested restricted common stock outstanding and $152 of unrecognized stock-based compensation expense related to unvested restricted common stock to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

The Company has granted RSUs with time-based conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. During the nine months ended September 30, 2020, the Company granted 125,737 RSUs. There were no RSUs granted during the nine months ended September 30, 2019. The Company recorded stock-based compensation for RSUs granted of $321 and $0 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were 120,437 RSUs outstanding and $373 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a weighted-average period of 0.5 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
Research and development	$776	$553
General and administrative	1,652	776
Total stock-based compensation expense	$2,428	$1,329

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

During the nine months ended September 30, 2020, the Company issued 436,477 shares of its common stock at a weighted-average price of $7.56 per share, resulting in net proceeds to the Company of $3,227. At September 30, 2020, the Company had $46,700 in aggregate gross offering amount available under the Open Market Sale Agreement.

October 2020 Underwritten Offering

On October 5, 2020, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-234735) and a related prospectus supplement pursuant to which the Company issued an aggregate of 8,050,000 shares of the Company’s common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. The Company received aggregate net proceeds of approximately $45,190 from the offering after deducting underwriting discounts and commissions and other estimated offering expenses.

9. REVENUE

In January 2020, the Company entered into a research agreement with Takeda for the development of product candidate LB-301 to treat CN. Under the terms of the Takeda Agreement, Takeda will fund all research and development activities related to the development of LB-301 under a pre-agreed upon research plan (the “Research Plan”). The Takeda Agreement also provides Takeda with an exclusive, non-binding option to enter into a license agreement to the LB-301 program upon the exercise of an option (the “License Option”).

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

Under the Takeda Agreement, Takeda is obligated to reimburse the Company for the costs incurred under the Research Plan. Costs incurred are billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the "right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximates the value to the customer and the performance completed to date. The Company recognized $926 and $2,912 as service revenue under the Takeda Agreement during the three and nine months ended September 30, 2020, respectively.

10. INCOME TAXES

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future. The income tax provision within the condensed consolidated statements of operations for the nine months ended September 30, 2019 related to tax expense of the wholly owned foreign subsidiary, LogicBio Therapeutics Research Ltd, which ceased operations in 2018 and was formally dissolved in November 2019.

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,039)	$(10,918)	$(25,721)	$(28,663)
Denominator:
Weighted-average common stock outstanding	23,599,052	22,677,205	23,367,804	22,491,282
Net loss per share — basic and diluted	$(0.34)	$(0.48)	$(1.10)	$(1.27)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
Unvested restricted common stock	51,300	403,695
Unvested restricted stock units	120,437	—
Options to purchase common stock	2,835,149	2,332,500
Term A Loan warrants	15,686	15,686

12. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of September 30, 2020, the Company had two operating leases with required future minimum payments. In applying the guidance under ASC Topic 842, Leases (“ASC 842”), the Company determined the classification of these leases to be operating leases and recorded a right-of-use asset and lease liability as of the commencement date of each lease. The Company’s leases generally do not include termination or purchase options. From time to time, leases may include options to renew the lease after the expiration of the initial lease term. A renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of September 30, 2020, no renewal options existed that the Company felt were reasonably certain of being exercised.

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

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases
Lease cost
Operating lease cost	$465	$312	$1,254	$901
Variable lease cost	$190	100	474	234
Total lease cost	$655	$412	$1,728	$1,135
Other year-to-date lease information
Operating cash flows used for operating leases			$929	$836
Operating lease liabilities arising from obtaining right-of-use assets			$6,428	$1,323

The following table contains a summary of the lease liabilities recognized on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020	As of December 31, 2019
Other operating lease information
Operating lease liabilities — short-term	$1,091	$504
Operating lease liabilities — long-term	$5,239	$—
Weighted-average remaining lease term	4.7 years	0.7 years
Weighted-average discount rate	7.60%	7.04%

The variable lease costs for the three and nine months ended September 30, 2020 and 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating leases as of September 30, 2020 and December 31, 2019, were as follows:

	As of September 30, 2020	As of December 31, 2019
Maturity of lease liabilities
2020	$403	$523
2021	1,516	—
2022	1,562	—
2023	1,609	—
2024	1,657	—
Thereafter	841	—
Total lease payments	7,588	523
Less: imputed interest	(1,258)	(19)
Total operating lease liabilities	$6,330	$504

13. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three co-founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For the three and nine months ended September 30, 2020, the Company recorded research and development expense of $17 and $51, respectively, related to consulting services received from Mark Kay, who is one of the co-founders and a member of the Board. For the three and nine months ended September 30, 2019, the Company recorded $34 and $118, respectively, to research and development expenses under consulting service agreements with its three co-founders.

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

We are also developing a Next Generation Capsid platform for use in gene editing and gene therapy. At the American Society of Gene & Cell Therapy, or ASGCT, conference in May 2020, data was presented showing that the capsids deliver highly efficient functional transduction of human hepatocytes in a humanized mouse model. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on this data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses, or AAVs, that are currently in clinical development. We are developing these highly potent vectors for internal development candidates and potentially for business development collaborations. We plan to announce data generated from translational animal models using these capsids in early 2021.

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

The SUNRISE Phase 1/2 clinical trial is expected to enroll eight pediatric patients with ages ranging from 6 months to 12 years, initially starting with 3 to 12 year-old patients and then adding patients aged 6 months to 2 years. The SUNRISE trial will evaluate two dose cohorts of LB-001 (cohort 1 = 5 x 1013 vg/kg and cohort 2 = 1 x 1014 vg/kg). After initially starting with the lower dose in the 3 to 12 year old patient group (cohort 1, older age group, n=2), age de-escalation (cohort 1, younger age group, n=2) and dose escalation (cohort 2, older age group, n=2) are planned to occur in parallel. The decision to escalate the dose will be determined based solely on safety, whereas the decision to age de-escalate will be based on both safety and the detection of the pharmacodynamic biomarker, albumin-2A. Afterwards, based on a review of safety and/or the detection of albumin-2A, as applicable, from these two patient groups, the trial will progress to dosing additional patients in the younger age group at the higher dose (cohort 2, younger age group, n=2). The SUNRISE trial includes a six-week staggering interval between the dosing of each patient. Patients will participate in a pre-dosing observational period and will be administered a prophylactic steroid regimen. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect to enroll the first patient in early 2021 and provide an operational update regarding the dose escalation and age de-escalation in mid-2021. Based on the parallel age de-escalation and dose escalation plan, we expect to announce interim data from both age groups and both dose cohorts in the SUNRISE trial by the end of 2021.

In addition to the Phase 1/2 SUNRISE trial, we are also conducting a retrospective natural history study designed to evaluate disease progression in pediatric patients with MMA. We expect this study will provide us with insights into, among other matters, the course of disease progression, the impact of a liver transplant on the outcomes of MMA patients and potential endpoints such as the relevance of methylmalonic acid levels on clinical outcomes, with the goal of informing our future clinical development in MMA and our discussions with regulatory agencies as we look toward advancing our MMA program. We plan to announce preliminary findings from our retrospective natural history study in mid-2021.

In November 2020, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for LB-001 for the treatment of MMA. In addition, we have received rare pediatric disease designation and orphan drug designation from the FDA for LB-001.

We expect that the initial product candidates we develop, including LB-001, will address diseases by targeting the liver, including a category of diseases known as inborn errors of metabolism, a group of genetic disorders that disrupt normal metabolic processes. We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our GeneRide platform technology, including its potential application to other tissues and diseases. Our approach to expanding our indication pipeline may also incorporate indications such as propionic acidemia, which like MMA is an organic acidemia, where we can leverage the experience we have gained through our research and the modularity of our platform. Furthermore, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these and other genetic diseases addressed by targeting the liver initially, and later by targeting skeletal muscle and the central nervous system, or CNS. We plan to select at least one new indication from our preclinical portfolio in 2021 and commence IND-enabling studies utilizing our modular approach and leveraging learnings from our lead programs. Depending on data and timelines, we plan to evaluate the integration of our Next Generation Capsids into our future development programs.

Since our inception in 2014, we have devoted the majority of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital and recruiting management and technical staff. We do not have any products approved for sale and our only revenue has consisted of service revenue related to research cost reimbursement received under the Takeda agreement. Through September 30, 2020, we have raised approximately $9.8 million in net proceeds through the loan and security agreement in July 2019, approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018,  approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017 and $3.2 million in net proceeds through at-the-market sales of our common stock. In addition, in October 2020, we raised approximately $45.2 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses, through a follow-on offering. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $25.7 million for the nine months ended September 30, 2020 and our accumulated deficit was $93.1 million as of September 30, 2020. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities.

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

In April 2020, as part of our effort to preserve capital, our leadership team volunteered to accept salary cuts ranging from 15% to 20% which remained in effect until September 30, 2020. We have also adopted certain other cost-cutting measures aimed at enhancing our capital position. During the nine months ended September 30, 2020, we entered into “at-the-market” sales of our common stock resulting in net proceeds of approximately $3.2 million. In September 2020, we entered into an amendment to the loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, or the Loan Agreement, to extend the availability of the $10.0 million second loan tranche until the earliest of (i) the date that is thirty (30) days immediately following the date by which certain development milestones and equity financing events shall have occurred, (ii) March 31, 2021 and (iii) the occurrence of an Event of Default (as defined in the Loan Agreement). While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

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

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs;
•	costs of outside consultants, including their fees and related expenses; and
•	costs related to compliance with regulatory requirements.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount and amortization of issuance costs. During the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.8 million, respectively, in interest expense, of which $0.2 million and $0.7 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
REVENUE
Service revenue	$926	$—
Total revenue	926	—
OPERATING EXPENSES
Research and development	5,492	8,858
General and administrative	3,200	2,175
Total operating expenses	8,692	11,033
Loss from operations	(7,766)	(11,033)
Other (expense) income:
Other (expense) income, net	(273)	115
Loss before income taxes	(8,039)	(10,918)
Income tax provision	—	—
Net loss	$(8,039)	$(10,918)

Revenue

Our revenue for the three months ended September 30, 2020 consisted solely of the $0.9 million in research cost reimbursements recognized as service revenue under the January 2020 research agreement with Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$1,714	$5,546	$(3,832)
Personnel-related costs	$1,536	1,534	2
Other research and development costs	$2,242	1,778	464
Total research and development expenses	$5,492	$8,858	$(3,366)

Research and development expenses for the three months ended September 30, 2020 were $5.5 million, compared to $8.9 million for the three months ended September 30, 2019. The decrease of approximately $3.4 million was primarily due to decreases of approximately $3.8 million in external development and manufacturing expenses for our lead product candidate, LB-001. This decrease was partially offset by an increase of $0.5 million in other research and development expenses as we increased our overall research and development activities related GeneRide and our Next Generation Capsids. While there may be fluctuations on a quarterly basis, we expect that our research and development costs will decrease during 2020, as compared to 2019, as we have already incurred a significant proportion of the LB-001 external development and manufacturing costs needed to bring LB-001 into clinical development.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2020, compared to $2.2 million for the three months ended September 30, 2019. The increase of approximately $1.0 million was primarily driven by an increase of $0.4 in stock-based compensation expense and a $0.4 million increase in legal fees and professional services. We expect that our general and administrative expenses will remain relatively consistent for 2020, as compared to 2019, although there may be fluctuations on a quarterly basis.

Other (Expense) Income, Net

Other expense, net was $0.3 million for the three months ended September 30, 2020, compared to other income, net of $0.1 million for the three months ended September 30, 2019. The net decrease was primarily related to a decrease in interest income due to lower interest rates and lower capital resource balances as well as interest expense related to the loan agreement.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
REVENUE
Service revenue	$2,912	—
Total revenue	2,912	—
OPERATING EXPENSES
Research and development	18,560	22,278
General and administrative	9,421	7,331
Total operating expenses	27,981	29,609
Loss from operations	(25,069)	(29,609)
Other (expense) income:
Other (expense) income, net	(652)	968
Loss before income taxes	(25,721)	(28,641)
Income tax provision	—	(22)
Net loss	$(25,721)	$(28,663)

Revenue

Our revenue for the nine months ended September 30, 2020 consisted solely of the $2.9 million in research cost reimbursements recognized as service revenue under the January 2020 research agreement with Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$7,601	$12,976	$(5,375)
Personnel-related costs	4,700	4,229	471
Other research and development costs	6,259	5,073	1,186
Total research and development expenses	$18,560	$22,278	$(3,718)

Research and development expenses for the nine months ended September 30, 2020 were $18.6 million, compared to $22.3 million for the nine months ended September 30, 2019. The decrease of approximately $3.7 million was primarily due to a decrease of approximately $5.4 million related to external development and manufacturing expenses for our lead product candidate, LB-001. This decrease was partially offset by an increase of $1.2 million in other research and development expenses as we increased our overall research and development activities related to GeneRide and our Next Generation Capsids and a $0.5 million increase in personnel-related costs. Personnel-related costs for the nine months ended September 30, 2020 included stock-based compensation expense of $0.8 million, compared to $0.6 million for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $9.4 million, compared to $7.3 million for the nine months ended September 30, 2019. The increase of approximately $2.1 million reflects a $1.0 million increase in personnel-related costs primarily driven by an increase in stock-based compensation expense, a $0.4 million increase in corporate and IP legal expenses and an increase of $0.3 million related to D&O insurance premiums.

Other (Expense) Income, Net

Other expense, net was $0.7 million for the nine months ended September 30, 2020, compared to other income, net of $1.0 million for the nine months ended September 30, 2019. The net decrease was primarily related to a decrease in interest income due to lower interest rates and lower capital resource balances as well as interest expense related to the loan agreement.

Liquidity and Capital Resources

Overview

Since our inception and through September 30, 2020, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As a result of the uncertainties for our business caused by the COVID-19 pandemic, we have implemented certain measures as part of our effort to preserve capital as described further under the heading “Impact of COVID-19.” As of September 30, 2020, we had cash and cash equivalents of $32.3 million, which combined with the estimated net proceeds of approximately $45.2 million under our October follow-on offering, we believe will be sufficient to fund our operating expenses and capital expenditures for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(21,436)	$(27,048)
Net cash provided by (used in) investing activities	17,157	(25,174)
Net cash provided by financing activities	3,311	9,988
Effect of foreign exchange rates on cash and cash equivalents	—	8
Net decrease in cash, cash equivalents and restricted cash	$(968)	$(42,226)

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was approximately $21.4 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $5.6 million decrease in net cash used in operating activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, was primarily driven by the decrease in net loss as well as larger non-cash stock-based compensation expense.

Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $17.2 million as the proceeds from our short-term investments that matured during the period were not reinvested and were instead held as cash and cash equivalents. During the nine months ended September 30, 2019, net cash used in investing activities was $25.2 million, primarily related to net short-term investments activity of $24.1 million and the purchase of property and equipment of $1.1 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $3.3 million primarily driven by approximately $3.2 million in net proceeds from sales of our common stock under the open market sales agreement with Jefferies LLC and $0.1 million in proceeds related to the exercise of stock options. During the nine months ended September 30, 2019, net cash provided by financing activities was approximately $10.0 million, primarily related to net proceeds of $9.8 million under the July 2019 loan and security agreement as well as $0.1 million related to the exercise of stock options.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of any product candidates from our current or future research programs;
•	initiate and conduct clinical trials for LB-001 and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidate that successfully completes clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;

•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform and our Next Generation Capsid platform;
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

At-the-Market Sales of Common Stock

In November 2019, we entered into an open market sale agreement with Jefferies LLC as the sales agent. Under the terms of this sale agreement, we may sell shares of our common stock, from time to time, having an aggregate value of up to $50 million through Jefferies LLC. We pay a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the nine months ended September 30, 2020, we issued 436,477 shares of our common stock at a weighted-average price of $7.56 per share, resulting in net proceeds to us of $3.2 million. At September 30, 2020, we had $46.7 million in aggregate gross offering amount available under this sales agreement.

Amendment to Loan Agreement – Extension of Second Tranche Availability

In September 2020, we entered into an amendment to the Loan Agreement to extend the availability of the $10.0 million second loan tranche until the earliest of (i) the date that is thirty (30) days immediately following the date by which certain development milestones and equity financing events shall have occurred, (ii) March 31, 2021 and (iii) the occurrence of an Event of Default (as defined in the Loan Agreement). While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

October 2020 Underwritten Offering

In October 2020, we completed a follow-on offering under our shelf registration statement on Form S-3 (File No. 333-234735) and a related prospectus supplement pursuant to which we issued an aggregate of 8,050,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. We received aggregate net proceeds of approximately $45.2 million from the offering after deducting underwriting discounts and commissions and other estimated offering expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees began working remotely in March. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 may not be the only risks facing the Company. For example, in February 2020 we announced that our investigational new drug application, or IND, for LB-001 was placed on clinical hold by the FDA in order to evaluate certain clinical and preclinical aspects of our submission. While our IND clinical hold for LB-001 was lifted in August 2020, there can be no assurance that the FDA will not place this IND, or any IND relating to any other of our product candidates that we may file in the future, on clinical hold, requiring us to address any issues raised by the FDA in order to continue the applicable clinical trial. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 11, 2020.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 10.1*	—	First Amendment to Loan and Security Agreement, dated April 23, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC.

EXHIBIT 10.2*+	—	Second Amendment to Loan and Security Agreement, dated September 28, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC.

EXHIBIT 10.3*+	—	Amendment No.2 to Patent & Technology License Agreement, dated September 29, 2020, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System.

EXHIBIT 31.1*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1*	—	Section 1350 Certifications.

EXHIBIT 101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: November 9, 2020	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: November 9, 2020	By:	/s/ Matthias Jaffé
Matthias Jaffé
Chief Financial Officer