Form 10-K
period 2020-12-31
LogicBio Therapeutics, Inc.
filed 2021-03-15
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $108.9 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2020. The registrant has no non-voting common stock.

As of March 9, 2021, there were 32,025,966 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	potential attributes and benefits of our GeneRide™ technology platform and our existing or future product candidates;
•	our ability to take advantage of the modular nature of our GeneRide platform to simplify and accelerate development of new product candidates;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our existing or future product candidates;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into and successfully complete clinical trials;
•	our intellectual property position, including with respect to our trade secrets and the duration of our patent protection; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

ii

In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “LogicBio,” “LogicBio Therapeutics Inc.,” the “Company,” “we,” “us,” “our” and similar references refer to LogicBio Therapeutics Inc. and its subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could adversely affect our business, financial condition and results of operations:

Risks Related to Our Financial Position and Need for Additional Capital

•	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.
•	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

•

Some or all of our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all.

•	Clinical trials are expensive, difficult to design and implement, time-consuming and involve an uncertain outcome.
•

If we encounter difficulties enrolling patients in our clinical trials, particularly in light of the COVID-19 pandemic, our clinical development activities could be delayed or otherwise adversely affected.

•

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a more narrow indication than we seek.

•

Our product candidates may cause serious adverse events or undesirable side effects or have other properties that may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

•

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•

We are heavily dependent on the success of LB-001 and if LB-001 does not receive regulatory approval in the United States or other jurisdictions, or is not successfully commercialized, our business will be harmed.

•

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Dependence on Third Parties

•

Reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of testing materials, product candidates or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost.

•

If the third parties that conduct, supervise and monitor our clinical trials do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

•

Collaborations we enter into with third parties for the research, development and commercialization of certain of our product candidates may not be successful, we may not be able to capitalize on the market potential of those product candidates.

•

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

•

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

Risks Related to Our Intellectual Property

•

If we are unable to obtain and maintain sufficient patent protection for any product candidates and for our technology, our competitors could develop and commercialize products and technology similar or identical to ours.

•

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	Patent terms and data exclusivity for our product candidates may be inadequate to protect our competitive position for an adequate amount of time.
•

The intellectual property landscape around genome editing technology is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain.

•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

•	Our current and future business operations are and will be subject to applicable healthcare regulatory laws, which could expose us to penalties and other sanctions.
•

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

PART I

Item 1.	Business.

Overview

We are a genome editing company focused on developing medicines to durably treat rare diseases in patients with significant unmet medical need using GeneRide, our proprietary technology platform. Our GeneRide technology is designed to precisely integrate corrective genes into a patient’s genome to provide a durable therapeutic effect. Because GeneRide is designed to have this durable therapeutic effect, we are initially targeting rare liver disorders in pediatric patients where it is critical to provide treatment early in a patient’s life before irreversible disease pathology can occur. We have demonstrated proof-of-concept of our therapeutic platform in animal models for a number of diseases and are focusing on our lead product candidate, LB-001, for the treatment of Methylmalonic Acidemia, or MMA, a life-threatening disease that presents at birth.

GeneRide is our genome editing technology that harnesses homologous recombination, or HR, a naturally occurring DNA repair process that maintains the fidelity of the genome. We believe that by using HR, GeneRide will allow us to insert therapeutic genes, known as transgenes, into specific targeted genomic locations without using exogenous nucleases, which are enzymes engineered to cut DNA. GeneRide-directed transgene integration is designed to leverage endogenous promoters at these targeted locations to drive high levels of tissue-specific gene expression, without the detrimental issues that have been associated with the use of exogenous promoters and less precise integration.

We believe that GeneRide offers several key potential advantages over gene therapy and gene editing technologies that rely on exogenous promoters and nucleases. By harnessing the naturally occurring process of HR, GeneRide does not face the same challenges associated with gene editing approaches that rely on delivery of engineered bacterial nuclease enzymes. The use of these enzymes has been associated with significantly increased risk of unwanted and potentially dangerous modifications in the host cell’s DNA, which can lead to an increased risk of tumor formation. Furthermore, in contrast to conventional gene therapy, GeneRide is intended to provide precise, site-specific, stable and durable integration of a corrective gene into the chromosome of a host cell. In preclinical animal studies with GeneRide constructs, we have observed integration of the corrective gene in a specific location in the genome. This gives it the potential to provide a more durable approach than gene therapy technologies that do not integrate into the genome and lose their effect as cells divide. We believe these benefits make GeneRide well-positioned to treat genetic diseases, particularly in pediatric patients.

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

Based on our GeneRide technology, we are developing LB-001 to treat MMA. In January 2020, we announced the submission of an investigational new drug application, or IND, to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which was cleared by the U.S. Food and Drug Administration, or the FDA, in August 2020. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. We expect seven leading centers in the United States to participate in the SUNRISE trial.

The SUNRISE Phase 1/2 clinical trial is expected to enroll eight pediatric patients with ages ranging from 6 months to 12 years, initially starting with 3 to 12 year old patients and then adding patients aged 6 months to 2 years. The SUNRISE trial will evaluate two dose cohorts of LB-001 (cohort 1 = 5 x 1013 vg/kg and cohort 2 = 1 x 1014 vg/kg). After initially starting with the lower dose in the 3 to 12 year old patient group (cohort 1, older age group, n=2), age de-escalation (cohort 1, younger age group, n=2) and dose escalation (cohort 2, older age group, n=2) are planned to occur in parallel. The decision to escalate the dose will be determined based solely on safety, whereas the decision to age de-escalate will be based on both safety and the detection of the pharmacodynamic biomarker, albumin-2A. Afterwards, based on a review of safety and/or the detection of albumin-2A, as applicable, from these two patient groups, the trial would progress to dosing additional patients in the younger age group at the higher dose (cohort 2, younger age group, n=2). The SUNRISE trial includes a six-week staggering interval between the dosing of each patient. Patients will participate in a pre-dosing observational period and will be administered a prophylactic steroid regimen. The following diagram illustrates the age de-escalation and dose escalation plan in the SUNRISE trial.

The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect to enroll the first patient in early 2021 and provide an operational update regarding the dose escalation and age de-escalation in mid-2021. Based on the parallel age de-escalation and dose escalation plan and current projections for enrollment, we expect to announce interim data from both age groups and both dose cohorts in the SUNRISE trial by the end of 2021.

At the American Society of Gene & Cell Therapy, or ASGCT, conference in May 2020, we released data generated in a novel modified severe MMA mouse model relying on a diet management protocol that simulated clinical management of MMA patients. In this model, mice were first stabilized under a low protein diet, before being “challenged” by switching to higher protein diet. We believe this model closely mirrors the disease progression seen in actual MMA patients by simulating both diet management and acute metabolic decompensations. A single intravenous administration of the mouse surrogate mLB-001 provided significant protection from protein challenge-induced metabolic crisis, including significant improvements in survival and body weight and a trend toward decreased circulating levels of methylmalonic acid. These findings have been replicated in both neonatal and adult animals using different doses of mLB-001, which correspond to the doses of LB-001 planned to be used in the SUNRISE trial.

In addition to the Phase 1/2 SUNRISE trial, we have completed a retrospective natural history study designed to evaluate disease progression in pediatric patients with MMA. We expect this study will provide us with insights into, among other matters, the course of disease progression, the impact of a liver transplant on the outcomes of MMA patients and potential endpoints such as the relevance of methylmalonic acid levels on clinical outcomes, with the goal of informing our future clinical development in MMA and our discussions with regulatory agencies as we look toward advancing our MMA program. We plan to announce preliminary findings from our retrospective natural history study in mid-2021.

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

•

Liver expression. Because of the modularity of our platform for creating new product candidates in the same tissue, we will initially focus on developing therapies for indications that can be addressed by targeting the liver. We believe providing long-lasting benefits in a growing pediatric liver requires integrating therapies. We intend to evaluate the tolerability, effective targeting and expression of our therapy in our lead program in MMA, as well as our next few product candidates, before deploying additional potential therapies based on GeneRide in other tissues.

We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in Crigler-Najjar syndrome, or CN, the second indication to be pursued using the GeneRide platform. In addition to MMA and CN, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues.

We are also developing sAAVy, a next generation capsid platform for use in gene editing and gene therapy. At the ASGCT conference in May 2020, data was presented showing that the capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses, or AAVs, that are currently in clinical development. We are developing these highly potent vectors for use in our internal development candidates and potentially for business development collaborations. We plan to announce data generated from translational animal models using these capsids in the first half of 2021. In January 2021, we announced the extension of our collaboration with Children’s Medical Research Institute, or CMRI, to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as two additional tissues.

Our proprietary GeneRide technology platform is based on research conducted by leading gene therapy scientists at the Kay Lab at Stanford University, and we have assembled a world-class team of executives, founders and advisors with years of highly relevant experience to enable the development of our genome editing platform and the advancement of our product candidates for patients with significant unmet medical needs. Led by Frederic (Fred) Chereau, our Chief Executive Officer, our team’s expertise spans gene therapy, HR, rare disease drug discovery and development, technical development, clinical and regulatory strategy, manufacturing strategy and operations, as well as business strategy, intellectual property and finance. Members of this team have been involved in developing therapies for rare diseases in both large and small biotechnology companies including Genzyme, Shire, Biogen, Celgene, aTyr Pharma, Translate Bio, Genethon, Regulus Therapeutics, Avila, Padlock, Cereius, and Vivid Biosciences. Collectively, members of the team have contributed to the development of an array of approved drugs, most of which are treatments for rare diseases.

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

Below is a summary of our ongoing discovery, research and development programs, as well as our discovery process using GeneRide:

Strategy

Our mission is to transform the lives of patients living with devastating genetic diseases by building the leading integrated genetic medicine company focused on developing and commercializing potentially curative therapeutics based on our GeneRide platform. Key elements of our strategy are to:

•

Advance LB-001 through successful clinical trials and ultimately into commercialization. We chose a specific organic acidemia, MMA, as our initial indication to enter proof-of-concept trials in humans due to the high unmet medical need and the absence of therapeutic treatments for this disease. In January 2020, we announced the submission of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA subsequently placed on clinical hold. In August 2020, the clinical hold was lifted and we announced the clearance of an IND to support the initiation of our SUNRISE Phase 1/2 clinical trial in pediatric patients with MMA and announced our clinical Phase 1/2 clinical design.  Our goal is to retain development, marketing and commercialization rights to LB-001 in the United States and Europe while working with potential partners and/or collaborators to further develop and establish the commercial infrastructure for LB-001 in Asia.

•

Aggressively pursue additional indications addressed by targeting the liver. For our initial animal proof-of-concept studies, we selected liver diseases with significant unmet medical need and well-validated targets with accepted disease-correlated biomarkers, where we believe the GeneRide platform can provide unique benefits by addressing the root cause of the disease. We have established preclinical proof of concept in several indications that can be targeted through the liver using GeneRide. Our investment in developing sAAVy has yielded an initial set of capsids with enhanced liver tropism, functional transduction, and improved manufacturability, providing us with potentially differentiated delivery of our product candidates. We plan to continue our research to explore additional potential indications leveraging our modular approach, learnings from our lead program, our new capsids and our strengths in gene editing and gene therapy.

•

Collaborate to realize the full potential of GeneRide. We plan to leverage strategic partnerships to accelerate advancement of our programs by accessing non-dilutive capital and disease-specific expertise in indications outside of our initial core focus. These indications could include other diseases addressable by targeting the liver, such as CN, which is being pursued using GeneRide through a research collaboration with Takeda. We also intend to seek collaborations to accelerate the development of the GeneRide platform in new tissues, such as the CNS, muscle, or other tissues, as well as to advance our next generation capsids into gene editing and gene therapy products beyond those we plan to develop internally.

•

Build an exceptional team and organization. We intend to deliver on the promise of our novel technology GeneRide and develop differentiated, precision medicines require an exceptional organization. We have assembled a group of leaders and scientific talent in the fields of rare diseases, genome editing and gene therapy, and expect to continue building and expanding our team, as required, to execute on our plans to develop and commercialize genetic medicines.

•

Maintain our scientific leadership in the field of genome editing. We will strive to continue optimizing all aspects of our GeneRide technology through a combination of in-house research and work by our network of academic collaborators. Additionally, we expect to continue investing in the development of next-generation AAV vectors that we hope will continue to enhance the utility of our GeneRide platform, and provide us with AAV assets for use in conjunction with conventional gene therapy products. We believe that our scientific leadership will provide us opportunities to expand our intellectual property portfolio.

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

The illustration below shows how a GeneRide construct inserts a transgene at a specific point next to the albumin gene using HR:

Figure 2. Schematic of the GeneRide construct before integration (AAV) and following HR-mediated integration into the genome at the targeted Albumin, or ALB, locus. Expression from the targeted locus results in the production of albumin and transgene, as separate proteins, at equivalent levels, which is coded for by the ALB gene. Albumin produced from edited hepatocytes is modified with a C-terminal 2A element (ALB-2A) that functions as circulating biomarker for the platform.

The GeneRide technology consists of three fundamental components, each of which contributes to the potential benefits of the GeneRide approach:

•

Homology guides comprised of hundreds of nucleotides. Our flanking sequences, known as homology guides, direct site-specific integration and limit off-target insertion of our construct. Each arm is hundreds of nucleotides long, in contrast to guide sequences used in CRISPR/Cas9, which are only dozens of base pairs long, and we believe this increased length improves both precision and site-specific integration. GeneRide’s homology guides direct the integration of the transgene immediately behind a highly expressed gene, which results in high levels of expression in animal models, without the need to introduce an exogenous promoter.

•

Transgene. We choose corrective genes, known as transgenes, to integrate into the host cell’s genome. These transgenes are the functional versions of the disease-associated genes found in a patient’s cells. Transgenes are also referred to as genes of interest, or GOIs. We optimize the combined size of the transgenes and the homology guides to increase the likelihood that these transgenes are of a suitable sequence length to be efficiently packaged in the capsid, which we believe increases the likelihood that the transgenes will ultimately be delivered appropriately in the patient.

•

2A peptide for polycistronic expression. We include a short sequence coding for a 2A peptide, which plays a number of important roles. First, the 2A peptide facilitates polycistronic expression, which is the production of two distinct proteins from the same mRNA. This, in turn, allows us to integrate our transgene in a non-disruptive way by coupling transcription of our transgene to a highly expressed target gene in the tissue of interest, driven by a strong endogenous promoter. For our liver-directed programs, including LB-001 and LB-301, we have chosen the albumin locus as the site of integration. Through a process known as ribosomal skipping, the 2A peptide facilitates production of the therapeutic protein at the same level as albumin in each modified cell. Second, the patient’s albumin is produced normally, except for the addition of a C-terminal tag that serves as a circulating biomarker to indicate successful site-specific integration and expression of the transgene. We believe that this modification to albumin will have minimal effect on its function, based on the results of clinical trials of other albumin protein fusions that have been conducted by others. The 2A peptide has been incorporated into other potential therapeutics such as T cell receptor chimeric antigen receptors, or CAR-Ts.

A key step in applying the GeneRide platform is to identify the target genetic locus for integration. This is important because the location will dictate regulation of transgene expression, specifically the levels and tissues where the protein will be produced. For our liver-directed programs, including LB-001 and LB-301, we have selected the albumin locus as the site of integration.

Albumin is only produced at meaningful levels in the liver, where it is the most highly expressed gene. Integration of the transgene downstream of a highly expressed tissue-specific gene, like albumin, is an important feature of GeneRide. The following graphs show the expression of albumin relative to other genes in the liver, and the expression of albumin in the liver compared to other tissues with the highest expression of albumin.

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

LB-001 for the Treatment of Methylmalonic Acidemia (MMA)

We are developing our product candidate, LB-001, for the treatment of MMA. LB-001 contains a transgene coding for MUT, the most common gene deficiency in patients with MMA. LB-001 is designed to target liver cells and insert the MUT transgene into the albumin locus. We have received fast track designation, rare pediatric disease designation and orphan drug designation from the FDA for LB-001.

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

The effects of MMA usually appear shortly after birth and can be severe and life-threatening, with symptoms including lethargy, vomiting, dehydration, acidosis and elevated ammonia levels and failure to thrive. Without treatment, MMA leads to coma and death in infancy. Patients with MMA who survive the neonatal period or have later onset of disease are at high-risk of long-term complications including feeding problems, intellectual disability, kidney disease and pancreatitis. There are currently no approved therapies for the underlying cause of MMA, and the outlook for MMA patients remains poor. Chronic management of the disease is limited mainly to a low-protein, high-calorie diet, lacking amino acids normally processed by the MUT pathway. Despite dietary management and vigilant care, MMA patients, especially those with the most severe deficiencies in MUT, often suffer neurologic and kidney damage exacerbated during periods of catabolic stress when injury, infection or illness trigger the breakdown of protein in the body. Life expectancy for patients with MMA has increased over the past few decades, but is still estimated to be limited to approximately 20 to 30 years. Quality of life for both patients and their families and caregivers is significantly impacted by the disease due to the constraints it places on school life and social functioning. Early intervention in this vulnerable population is essential to combat the manifestation of irreversible clinical disease pathologies.

The incidence of MMA in the United States is reported to be 1 in 50,000 births, with a current prevalence of approximately 1,600 to 2,400 patients in the United States. The proportion of MMA patients with the Mut mutation is estimated at approximately 63% of the total MMA population. We estimate the number of MMA patients with the genetic deficiency targeted by LB-001 to be 3,400 to 5,100 patients in key global markets, of which 1,000 to 1,500 patients are in the United States. Because of the need for early intervention, newborns are screened for MMA in every state in the United States.

Because of the poor outcomes associated with current standard of care, combined liver-kidney transplantation, or early liver transplantation, has emerged as an intervention aimed at improving metabolic control. However, the finite number of liver donors, significant risks associated with surgery, high procedural costs (in the United States, approximately $880,000 on average for liver transplantation and $1.3 million on average for combined liver and kidney transplantation) and lifetime dependence on immunosuppressive drugs limit the widespread implementation of liver transplantation in patients with MMA.

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

Our Solution—LB-001

LB-001 is our initial GeneRide product candidate, which we are developing for the treatment of MMA. LB-001 consists of a DNA construct including a gene encoding the human MUT enzyme encapsulated in an AAV capsid. The MUT enzyme coding sequence is coupled to the 2A peptide sequence and surrounded by homology guides that drive the integration of the MUT gene and the 2A peptide sequence into the chromosomal locus for the albumin gene. Based on the way our construct integrates into the albumin locus, the MUT gene is then expressed resulting in synthesis of MUT enzyme as a separate protein from albumin. We chose LK03, the AAV capsid we use in LB-001, because it has been optimized to target human liver cells and had demonstrated superior tropism in human clinical trials.

The following graphic illustrates the GeneRide construct for LB-001 inside the LK03 AAV capsid.

Figure 7. Structure of LB-001 GeneRide construct inside the LK03 AAV capsid.

Preclinical Data

Initial preclinical data for LB-001 was generated in two mouse models of MMA. In the first model, the gene for Mut had been rendered completely non-functional. This non-functional form of Mut is referred to as Mut-/-. Mice bearing this non-functional gene are believed to have a more severe deficiency than seen in the most severe cases of MMA in patients. Left untreated, these mice die within the first few days of life. A single intraperitoneal injection of a murine GeneRide construct of LB-001 into four neonatal mice resulted in increased survival for three out of four mice, with two mice living for more than one year, as shown in the top panel of the following figure. In addition, these mice gained weight, when feeding freely, as shown in the bottom panel of the following figure.

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

The second mouse model of MMA, called MCK-Mut, is a modification of the Mut-/- mouse in which a functional copy of the mouse Mut gene is placed under the control of the creatine kinase promoter. This allows Mut expression in muscle cells, which in turn allows mice to survive longer while still exhibiting many of the phenotypic changes seen in MMA patients. In initial studies, five neonatal MCK-Mut mice received single injections of a murine GeneRide construct of LB-001. Expression of Mut was observed in these mice. At one month of age, these mice had significant improvements in weight gain compared to untreated MCK-Mut mice, as shown in the following figure. These results were statistically significant. P-value is a standard measure of statistical significance, with p-values less than 0.05, representing less than a one-in-twenty chance that the results were obtained by chance, usually being deemed statistically significant.

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

In subsequent studies, utilizing MCK-Mut mice applied a diet management protocol to regulate protein consumption, neonatal and adult mice received single injections of a murine GeneRide construct of LB-001. The diet managed mouse model of severe MMA allowed for the demonstration of efficacy with a clear improvement in animal survival, protection from body weight loss, and maintenance of lower circulating methylmalonic acid levels compared to vehicle-treated control animals in response to protein challenge that is designed to mimic metabolic stress, as shown in Figure 11. These results were statistically significant. P-value is a standard measure of statistical significance, with p-values less than 0.05, representing less than a one-in-twenty chance that the results were obtained by chance, usually being deemed statistically significant. GeneRide-treated MCK-Mut adult mice had significant increase in body weight and reduction in plasma levels of methylmalonic acid, a disease-relevant toxic metabolites and diagnostic biomarkers that accumulate in patients with MMA, as shown in the following figure.

LB-001 associated with improved survival	LB-001 associated with improved growth	LB-001 associated with prevented elevations in circulating MMA

Figure 11. MCK-Mut mice on a diet managed protocol treated with a murine GeneRide construct of LB-001 show a clear improvement in animal survival (left panel) and significant protection form body weight loss (middle panel) and increases in methylmalonic acid levels (right panel) in comparison to vehicle-treated control animals in response to protein challenge that is designed to mimic metabolic stress.

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

Third, the presence of a functional Mut enzyme itself has been observed to provide a selective advantage to hepatocytes over those lacking Mut. Over time, this selective advantage leads to an increased proportion of liver cells that contain the functional copy of Mut. This can be observed in an experiment we conducted in mice in which a murine GeneRide construct was introduced into mice with and without a functioning native copy of Mut in the liver. The initial GeneRide integration frequencies in both sets of mice were less than 4%. Over time, the number of modified cells remained the same in mice that naturally express Mut in the liver (Mut+/- in liver). However, after more than one year, and at shorter timepoints, in the mice genetically deficient in liver Mut (Mut-/- in liver), the percent of cells expressing Mut increased to 24% as shown in Figure 12 (upper and middle panel). This selective advantage is also observed as early as 1.5, 3, and 6 months as shown in Figure 12

(lower panel) and could be attributed to improvements in mitochondrial function as a result of Mut expression and restoration of the deficient amino acid metabolic pathway.

RNAscope analysis of liver sections following treatment with a GeneRide construct

Treatment of mouse deficient in liver Mut with a GeneRide construct	Treatment of mouse expressing Mut in liver with a GeneRide construct

Quantitation of selective advantage observed

in liver sections by RNAscope

Liver genotype of treated mice

Figure 12. Treatment with GeneRide can result in a selective advantage to modified liver cells. Upper panel: RNAscope analysis of liver sections from mice more than a year after treatment with a murine GeneRide construct of LB-001. Mice genetically engineered without (left) and with (right) a functioning copy of Mut in the liver were treated neonatally. Middle panel: quantitation of RNAscope sections conducted by an independent pathologist. Lower panel: Immunohistochemistry analysis of liver sections at various time points from mice treated with a murine GeneRide construct of LB-001. Mice genetically engineered with (Mut+/-, upper left) and without (Mut-/- / MCK-Mut+) a functioning copy of Mut in the liver were treated neonatally. Over time, cells expressing the MUT protein specific to our GeneRide construct (dark staining regions) were increased in the mice lacking a natural functioning copy of Mut in the liver, suggestive of a beneficial selective advantage of our GeneRide construct of LB-001.

Additional supporting evidence for hepatocyte selective advantage in these mice includes (i) quantification of cells with the Mut gene integrated at the albumin locus by an orthogonal long-range quantitative polymerase chain reaction, or LR-qPCR, as shown in Figure 13, (ii) detection of an increased level of modified albumin locus by LR-qPCR at more than one-year compared to one month post dose, as shown in Figure 14, and (iii) increase of the platform pharmacodynamic biomarker Albumin-2A over time (Figure 15).

Quantitation of selective advantage observed in liver sections by DNA integration assay

Liver genotype of treated mice

Figure 13. Percent of liver cells containing an integrated copy of the GeneRide specific Mut gene more than one year after a single neonatal administration of a Mut GeneRide construct in mice. LR-qPCR quantitation of DNA with the Mut gene integrated at the albumin locus. Error bars indicate SEM. LR-qPCR=long-range quantitative PCR.

Increase in DNA integration level observed over time due to expansion of modified hepatocytes

Figure 14. Increase in cells with integrated GeneRide construct observed over time. Mice deficient in liver Mut were administered a GeneRide construct as neonates. DNA analysis for integration at the albumin locus was conducted by LR-qPCR at 1 month and more than one-year post dose. Error bars indicate SEM.

Increase in Alb-2A level observed over time due to expansion of modified hepatocytes

Figure 15. Increase in GeneRide pharmacodynamic biomarker Albumin-2A is observed over time, consistent with molecular readouts of hepatocyte selective advantage. Mice deficient in liver Mut were administered a GeneRide construct as neonates. Analysis for circulating biomarker representative of integration and expression at a modified albumin locus was detected by ELISA over time. Each line reflects an individual animal.

In contrast to conventional AAV gene therapy approaches, in which the percentage of cells containing the therapy decreases over time as cells replicate and lose the virally encoded transgene, in the MMA mouse study, the percentage of cells containing a Mut GeneRide construct increased over time. These results support our belief that a single administration may provide lifelong benefits.

Clinical Development of LB-001

In August 2020, we announced the clearance of an IND to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. We expect seven leading centers in the United States to participate in the SUNRISE trial.

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

Our Solution—LB-301

LB-301 contains a transgene coding for UGT1A1. LB-301 is designed to target liver cells and insert the UGT1A1 transgene into the albumin locus. In initial proof of concept studies, a murine GeneRide construct of LB-301was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year, as shown in Figure 16.

12 month survival after treatment with GeneRide construct in Crigler-Najjar syndrome mouse model

Figure 16. Increased survival in a mouse model of Crigler-Najjar syndrome following neonatal administration of a GeneRide construct delivering UGT1A1 shown in green. Untreated animals, shown in red, (n=6) all died within 20 days of birth without continued blue-light therapy. Blue-light therapy, a treatment that facilitates clearance and reduction of toxic bilirubin levels, was applied from birth to Day 8. Without continued blue-light therapy, animals treated with a GeneRide construct (n=5) survived for one year. *** indicates p-value <0.001

Our Takeda collaboration to further develop LB-301 in Crigler-Najjar syndrome, has resulted in the extension of our proof-of-concept data and was reported at ASGCT in May 2020. In these reported studies, neonatal mice treated with a murine GeneRide construct of LB-301 resulted in a survival benefit (left panel) and a dose-dependent reduction in total circulating bilirubin (right panel) as shown in Figure 17. The bilirubin levels achieved were within the range of that observed in patients with Gilbert’s syndrome (1-6mg/dL), a mild liver disorder usually requiring no medical treatment.

Survival Rate                       Total Bilirubin

Figure 17. CN mice (Ugt1a1-/-) were either left untreated or treated with a single injection of GeneRide vector encoding hUGT1A1 on postnatal day 1 via temporal vein at either 3 x 1013 or 1 x 1014 vg/kg.  Heterozygous littermates were also monitored as controls.  All mice were subject to 3 weeks of phototherapy (PT). Compared to untreated CN mice, GeneRide treatment (at both dosing levels) rescued the neonatal lethality. The survival improvement is associated with a dose-dependent reduction in total bilirubin observed at 4 weeks post treatment.

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

Using Liver as In Vivo Protein Factory

The liver is a major secretory organ that produces many proteins found in circulation. We believe this attribute can allow hepatocytes to deliver key therapeutic proteins systemically to patients with genetic deficiencies. For example, we have demonstrated proof-of-concept in an animal model of hemophilia B using a murine GeneRide construct of LB-101, encoding human coagulation factor IX to correct a clotting deficiency. In this model, expression of human coagulation factor IX and blood coagulation was restored to normal levels after a single treatment in neonatal and adult diseased mice.

In addition, stable and therapeutic levels of human factor IX persisted for 20 weeks (the total duration of the study) in neonatal wild type mice following administration of a murine GeneRide construct of LB-101, even after partial hepatectomy, or, PH, as shown in Figure 18. PH is a procedure where two-thirds of the liver is removed to trigger regenerative organ growth. With conventional AAV gene therapy, transgene expression following PH is drastically reduced.

Therapeutic and stable levels of human factor IX in plasma following treatment with a murine GeneRide construct, LB-101

Figure 18. Therapeutic and stable levels of human factor IX with a murine GeneRide construct, LB-101. Stable and therapeutic levels of factor IX production from the liver, following neonatal administration, persisted for 20 weeks after administration, even with a PH conducted at 8 weeks of age (therapeutic levels of factor IX between 5% and 20% of normal factor IX shown by dashed lines and the shaded region). Error bars indicate standard deviation. Multi-Organ Diseases

Some genetic mutations result in both protein deficiencies and over-expression of deleterious proteins, leading to pathogenesis. One such disease is A1ATD. In A1ATD, patients have a deficit of circulating A1AT and can develop severe liver damage, which may necessitate a liver transplant. This is because AATD is a dominant negative genetic disease, in which the defective copy of the gene is associated with symptoms even in the presence of a normal copy. AATD is another genetic disease that has been corrected in a mouse model using a murine GeneRide construct, LB-201. The GeneRide construct used in the mouse model included a normal copy of the gene as well as a microRNA that was designed to reduce the expression of the deleterious gene. Expression of the transgene and downregulation of the mutant gene were evident in these mice for at least eight months.

Discovery Engine

We continue to evaluate additional indications for our GeneRide platform. The key criteria we use in selecting development programs is unmet clinical need, the requirement to intervene early, well-understood biology, existing animal disease model, the ability to rapidly generate clinical proof-of-concept data and technical feasibility. We will also prioritize indications where we believe restoration of a modest level of transgene expression can provide a therapeutic benefit and where selective advantage of modified hepatocytes may further increase the proportion of corrected cells in the tissue over time. Our initial focus will be on hepatic and systemic diseases where liver-directed therapy is likely to provide therapeutic benefit. We expect that later product candidates will include products that target other tissues such as the CNS, muscle, or other tissues.

Continued Evolution of the GeneRide and sAAVy Platforms

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

•

Targets. We continue to evaluate a broad range of potential targets, starting with those that correspond to genes normally expressed in the liver, continuing to other tissues related to liver expression, and finally to considering targets that are best addressed directly in other tissues.

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

•

AAV capsid. AAV capsids are designed to be highly efficient in delivering their contents to specific target tissues such as the liver. Extensive work has been done by our founders to identify capsids better suited for clinical use in the liver and other indications. For example, LK03, the AAV capsid we licensed from the Kay Lab at Stanford and use in LB-001, was developed to be liver selective. A published study found that the prevalence of neutralizing antibodies against LK03 is low in general (23%), particularly in late childhood, which we believe makes this capsid especially suitable for AAV gene therapy in pediatric patients. LK03 is also currently being used by others to treat hemophilia patients with liver selective gene therapy.

In addition to LK03, we have continued to deploy efforts to develop our next generation capsids through collaborations with leading research institutions such as CMRI and the Kay Lab. Promising data from our research collaboration with CMRI were presented at the ASGCT conference in May 2020. These data continue to validate the approach that was applied to discover LK03. Namely, to generate large libraries of capsids with novel sequences, generated by DNA shuffling, followed by selection and screening in a translationally relevant humanized mouse model. The improved approach has yielded a set of capsids highly efficient at functional transduction of human hepatocytes in a humanized mouse model as shown for sL65 in Figure 19. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on this data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses, or AAVs, that are currently in clinical development.

sL65 improves transduction and promotes expression compared to benchmark capsids, AAV8 and LK03

Figure 19. DNA and cDNA (RNA) reads from humanized mice treated with a mixture of AAV capsids reveal novel next generation capsids (sL65) have an improved ability to transduce human hepatocytes (DNA reads) as well as promote expression of the encoded transgene (RNA reads). This enhancement of transduction and expression can be represented as functional transduction (right panel) where sL65 demonstrates a 10-fold improvement over AAV8 and a 2-fold improvement over LK03.

To further validate the improved potency of our next generation capsids, translational studies in non-human primates were conducted to assess relative expression of a therapeutically relevant transgene (factor IX for the treatment of hemophilia B) using AAV8, LK03, and sL65. The results from the primate studies supported the findings in the humanized mouse model with a 4-fold increase in sL65 in comparison to LK03, as shown in Figure 20. We are developing these highly potent vectors for use in our internal development candidates and potentially for business development collaborations. We plan to announce additional data generated from translational animal models using these capsids in the first half of 2021. In January 2021, we also announced the extension of our collaboration with CMRI to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as two additional tissues.

sL65 promotes higher expression of FIX in NHP compared to benchmark capsids, AAV8 and LK03

Figure 20. Circulating factor IX expression levels from non-human primates treated with 3x1012 vg/kg or vectors carrying the same cassette, encapsidated with AAV8, LK03, or our sAAVy capsid sL65

Manufacturing

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

Additionally, we are developing an AAV vector manufacturing process technology that we believe will be both reproducible and scalable. Initial results from our improved, proprietary manufacturing process have demonstrated significantly improved production yields in comparison to published results (Figure 21). We believe that our work and advancements in viral vector design, capsid development and related manufacturing processes will serve as a strong foundation for the industrialization of our genome editing technology and ultimately enable us to realize the full potential of our GeneRide and next-generation capsid technology platforms and our products on a commercial scale.

                      AAV yield in various expression systems

Figure 21. Volumetric productivity of AAV vectors in the crude harvest of bioreactor cultures using various expression systems. Our current proprietary process consistently delivers AAV titers between 7E14 and 8E14 vg/L in stirred tank bioreactors, for a variety of capsids and genes of interest. * Published data, reviewed by Merten, 2016 – yield assessed by quantitative Polymerase Chain Reaction (qPCR )

The biotechnology and pharmaceutical industries, including gene therapy, gene editing and genome editing fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization. Not only must we compete with other companies that are focused on gene therapy, gene editing and/or genome editing technologies, any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

There are several companies developing competing products that target CN, the indication for which we are developing LB-301. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-301, if approved.

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

Our intellectual property portfolio as of February 28, 2021 is summarized below. For some of our pending patent applications, prosecution has yet to commence. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Nucleic Acid Delivery

We have non-exclusively licensed from The Board of Trustees of the Leland Stanford Junior University, or Stanford, two families of patents and patent applications, or Family 1 and Family 2, relating to AAV capsid polypeptides with improved properties useful for nucleic acid transfer applications and their manufacture and methods of use. Family 1 includes four granted U.S. patents in the U.S. and one granted European patent. The issued U.S. patents in Family 1 are expected to expire in 2027. Patent term extensions could result in later expiration dates. Family 2 includes two granted U.S. patents, one granted European patent, and pending applications in the U.S., Europe, and Hong Kong. The issued U.S. patents in Family 2, and any which may later issue from a pending Family 2 patent application, are expected to expire in 2032. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 1 and Family 2, please see “License Agreements.”

Non-Disruptive Gene Targeting

We have exclusively licensed from Stanford and the Board of Regents of the University of Texas System, or UT, patent applications relating to technology for the insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 3. Family 3 includes one granted European patent and pending patent applications in the U.S. and Europe. Any patent which may issue from a pending Family 3 patent application is expected to expire in 2033. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 3, please see “License Agreements.”

Genome Editing without Nucleases

We have exclusively licensed from Stanford patent applications relating to technology for the nuclease-free insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 4. Family 4 includes one granted U.S. patent, one granted Israeli patent, and patent applications pending in eleven jurisdictions including the U.S., Europe, Canada, China, Korea, and Japan. Any patent which may issue from a pending Family 4 patent application is expected to expire in 2035. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 4, please see “License Agreements.”

AAV Capsids which Exhibit an Enhanced Neutralization Profile and/or Increased Transduction or Tropism in Human Liver Tissue or Hepatocyte Cells

We have non-exclusively licensed from Stanford patent applications, or Family 5, relating to recombinant AAV capsids resistant to pre-existing human neutralizing antibodies and/or characterized by increased transduction or tropism in human liver tissue or hepatocyte cells, useful for nucleic acid transfer applications and their manufacture and methods of use. Family 5 includes two granted U.S. patents and patent applications pending in six jurisdictions including Europe, Australia, Canada, China and Japan. The issued U.S. patent in Family 5, and any patent which may issue from a pending Family 5 patent application is expected to expire in 2037. Patent term adjustments or patent term extensions could result in later expiration dates.

Synthetic codon-optimized MUT gene

We have non-exclusively licensed from the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health (the “NIH”), patents and patent applications relating to synthetic polynucleotides encoding methylmalonyl-CoA mutase (synMUT) and exhibiting augmented expression in cell culture and/or in a subject. The synMUT license includes at least four granted U.S. patents and one granted European patent. The issued U.S. patents under the synMUT license and any which may later issue from a pending patent application are expected to expire in 2034. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of the synMUT license, please see “License Agreements.”

LogicBio-Owned Patent Filings

On August 10, 2018, we  filed a U.S. Provisional application, followed by a PCT application that was filed on October 30, 2018.  The applications are directed to non-disruptive gene therapy for the treatment of MMA.  National phase applications have been or will be filed in this patent family in each of Australia, Brazil, Canada China, Europe, Israel, India, Japan, Korea, Mexico, Russia, Saudi Arabia, and the United States.

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

Trademarks

Our registered trademark portfolio currently includes allowed trademark applications in the United States for the marks LOGICBIO and GENERIDE and a pending trademark application in the United States for the mark SAAVY.

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

U.S. Government Regulation of Biological Products

In the United States, biological products, including gene therapy products, are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Products also are subject to other federal, state and local statutes and regulations. Each clinical study protocol for a gene therapy product must be reviewed by the FDA. FDA approval must be obtained before marketing of biological products.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. The FDA has published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents, including as recently as January 2020, related to, among other things, the overall gene therapy development process, preclinical assessment, observing subjects in gene therapy studies for delayed adverse events, potency testing, orphan drug designation and exclusivity for gene therapy products, and chemistry, manufacturing and control information in an IND for gene therapy. FDA also issued a guidance document in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic.

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

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

Orphan drug designation entitles a party to financial incentives such as opportunities for limited grant funding towards clinical trial costs, research tax advantages, and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. That means the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care, or in instances of an inability to assure drug supply. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication; in the latter case, because health care professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite our orphan exclusivity. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same drug and same indication, as defined by the FDA, for which we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. In January 2020, FDA released a draft guidance, entitled “Interpreting Sameness of Gene Therapy Products Under the Orphan Drug Regulations,” detailing how it will determine “sameness” of gene therapy products under the orphan drug regulations for the purposes of orphan drug designation and exclusivity. Since this guidance is subject to revision pending receipt of public comments, we cannot determine what effect it may have on obtaining orphan drug designations or exclusivity, or our business. FDA has indicated it intends to issue a final version of this guidance in 2021, though we do not know what, if any, elements of the draft guidance will be revised. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.

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

Another way to obtain priority review for a product is through the rare pediatric disease priority review voucher program. Under this program, the sponsor of a BLA for a biologic designated to treat a rare pediatric disease may be awarded a voucher upon approval that can be used to obtain priority review for a subsequent BLA or sold and transferred to another party seeking priority review. A rare pediatric disease is a serious or life-threatening rare disease or condition, as defined under the Orphan Drug Act discussed above, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. The sponsor must request the voucher upon submission of the BLA for the rare pediatric disease biologic. Due to sunset provisions, the pediatric disease priority review voucher program was set to expire in September 2020 but Congress recently extended the authorization for FDA to continue operating the program through September 2024. After September 30th, 2024, FDA will no longer grant rare pediatric disease priority review vouchers to those without rare pediatric disease designation, and after September 30th, 2026, FDA will fully stop granting rare pediatric disease priority review vouchers unless the program is further extended. We cannot predict whether this program will be reauthorized after the new legislation sunsets and, if so, what additional conditions or requirements may be imposed.

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

The BPCIA is complex and FDA interpretation and implementation is ongoing. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA is subject to significant uncertainty.

On December 20, 2019, the Further Consolidated Appropriations Act, 2020 (FCAA 2020) became law.  Section 610, entitled “Actions for Delays of Generic Drugs and Biological Products,” provides generic drug (ANDA and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic drug or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar products. We cannot determine what effect section 610 of the FCAA 2020 may have on manufacturers that may develop biosimilar or other competing versions of our products once approved.

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

Other Healthcare Laws and Regulations

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject now or in the future to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain approval. These laws include, but are not limited to the following:

•

The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value;

•

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements  healthcare matters and which also impose certain requirements relating to privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;

•

The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;

•	The U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•

Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

•

The Foreign Corrupt Practices Act, or the FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations;

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs or regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers; or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our future operations and business.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. The emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third party payors do not consider a product to be cost effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit. We may need to provide price concessions or enter into value-based arrangements that align payment with the performance of our products.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Affordable Care Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Affordable Care Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Affordable Care Act has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the Affordable Care Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Affordable Care Act, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Affordable Care Act but the individual mandate to buy health insurance remains in effect.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. A number of regulations were issued in late 2020 and early 2021. For example, effective January, 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain. The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the Affordable Care Act. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken.. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new healthcare reform or other legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Data Privacy and Security

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, our operations may be affected by HIPAA as amended by HITECH and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (most healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the regulations, the law may affect our interactions with customers who are covered entities or their business associates because the law affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of patient information and so may affect our business operations. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.  On November 3, 2020, California voters passed a ballot initiative approving the California Privacy Rights Act (CPRA), which will significantly expand the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.  The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.  Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022.

Outside the United States, other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf.  The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States.  In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework (“Privacy Shield”), one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S.  The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S.  This CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations. Any failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages by data subjects, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Employees and Human Capital

As of December 31, 2020, we had 39 full-time employees, including 27 with Ph.D. or other advanced degrees. Of these full-time employees, 29 are engaged in research and development and 10 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses and supplement with awards of stock options and/or restricted stock units under our equity incentive plans. We review employee performance annually and our compensation committee approves competitive merit increases and bonus payments in the first quarter annually.

Corporate and Other Information

LogicBio Therapeutics, Inc. was incorporated under the laws of the State of Delaware in August 2014. Our principal executive offices are located at 65 Hayden Avenue, 2nd Floor, Lexington, MA 02421 and our telephone number is (617) 245-0399. Our website address is http://www.logicbio.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

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

We are a clinical-stage genome editing company with a limited operating history. We have incurred net losses in each year since our inception, including a net loss of $32.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of approximately $100.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide technology platform, initiate and complete clinical trials, seek regulatory approval and, if we receive approval from the U.S. Food and Drug Administration, or FDA, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that our expenses will also increase substantially if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	initiate our SUNRISE Phase 1/2 clinical trial for LB-001 in methylmalonic acidemia, or MMA, and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform;
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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LB-001 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, if applicable, any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the initiation, scope, progress, timing, costs and results of our SUNRISE Phase 1/2 clinical trial for LB-001 in MMA, as well as the initiation, scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for any other product candidates;

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. To date, we have not generated any revenue from our programs or any product candidate and do not anticipate generating revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	identify product candidates and complete research and preclinical and clinical development of any product candidates we may identify;
•	obtain sufficient financial and other resources to complete the necessary clinical trials of LB-001 and preclinical studies and clinical trials of any other product candidate we may develop;
•	obtain successful data from our clinical program that supports an acceptable risk-benefit profile of any product candidates in the intended populations;
•	develop safe and effective delivery mechanisms for our in vivo therapeutic programs;
•	achieve desirable medicinal properties for the intended indications;

•	seek and obtain regulatory and marketing approvals for any product candidate for which we complete clinical trials;
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

We have concentrated our research and development efforts on product candidates utilizing our GeneRide technology. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes our GeneRide technology has been approved. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our GeneRide technology. In addition, because we have not yet enrolled human subjects in any of our programs, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, results of tests of our product candidates in animal models for either safety or efficacy may not be predictive of results that may be observed in humans. Also, animal models may not exist for some of the diseases we expect to pursue. Our GeneRide genome editing approach harnesses homologous recombination, or HR, a naturally occurring DNA repair process that maintains the fidelity of the genome. The mechanism of action of this technology is still not completely understood. Therefore, it is and will be difficult for us to determine whether any of our product candidates will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells or otherwise result in sufficient expression of the target protein to reach therapeutic levels. We cannot be certain that any of our product candidates will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our GeneRide technology platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. Any development problems we experience in the future related to our GeneRide technology platform or any of our research programs may cause significant delays or unanticipated costs, or we may not be able to solve for the issue. We may also experience delays in developing a capable and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or clinical trials that we may initiate or prevent us from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Because genome editing is novel, the regulatory requirements governing any genome editing product candidates we develop are uncertain and subject to change. For example, the FDA issued several guidance documents regarding gene therapy in July 2018 and January 2020. The FDA also issued a guidance document in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any genome editing product candidates we may develop, but that remains uncertain at this point.

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

We are an early-stage company. We were founded in 2014 and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology such as our GeneRide technology platform, identifying and developing LB-001, undertaking preclinical studies, business planning and raising capital. Other than LB-001, for which we expect to begin enrollment in a Phase 1/2 clinical trial in early 2021, all of our programs are still in the preclinical or research stage of development. The risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is high. We have not yet demonstrated an ability to successfully initiate, conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

In order to obtain FDA approval to market a new product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs, if any, or if the outcome of our preclinical testing and studies will ultimately support the further development of any of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, our IND for LB-001 was placed on clinical hold by the FDA in February 2020 in order to evaluate certain clinical and preclinical aspects of our submission. While our IND clinical hold for LB-001 was lifted in August 2020, there can be no assurances that the FDA will not place this IND, or any IND relating to any other of our product candidates that we may file in the future, on clinical hold, requiring us to address any issues raised by the FDA in order to continue the applicable clinical trials.

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

To date, we have not completed any clinical trials for any of our product candidates, including LB-001. We expect to enroll the first patient in our SUNRISE Phase 1/2 clinical trial in early 2021. We may experience delays in conducting any clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned to address clinical holds imposed by regulatory authorities or for other reasons, recruit and enroll patients on time or be completed on schedule, or at all. For example, our IND for LB-001 was placed on clinical hold by the FDA in February 2020 in order to evaluate certain clinical and preclinical aspects of the submissions. Our IND clinical hold for LB-001 was lifted in August 2020, and we are planning to initiate our Phase 1/2 trial in MMA in early 2021. However, there can be no assurances that FDA will not place this IND, or any IND relating to other product candidates that we may file in the future on clinical hold, thereby delaying our clinical trials.  Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial, particularly in light of the COVID-19 pandemic;
•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	having patients complete a trial or return for post-treatment follow-up, which could be especially challenging in light of the COVID-19 pandemic;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	clinical sites deviating from trial protocol or subjects dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	occurrence of serious adverse events associated with any product candidates we may develop that are viewed to outweigh their potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

In January 2020, we announced the submission of an IND for our lead product candidate, LB-001, to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA placed on clinical hold in February 2020 pending the resolution of certain clinical and nonclinical questions. FDA lifted this hold in August 2020, and patient enrollment for the Phase 1/2 clinical trial is expected to begin in early 2021. LB-001 will require extensive clinical testing before we are prepared to submit a biologic license application, or BLA, for regulatory approval. We cannot predict with any certainty if or when we might complete the development of LB-001 and submit a BLA for regulatory approval of LB-001 or whether any such BLA will be approved by the FDA. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

If we encounter difficulties enrolling patients in our clinical trials, particularly in light of the COVID-19 pandemic, our clinical development activities could be delayed or otherwise adversely affected.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic, and we do not know the extent and scope of such delays at this point. The enrollment of patients depends on many factors, including:

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

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. The Alliance for Regenerative Medicine in Washington has issued principles setting forth a bioethical framework for the use of gene editing in therapeutic applications that states that the use of gene editing technologies in research that involved altering human embryos or human germline cells is currently not appropriate. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

Part of our strategy involves identifying novel product candidates. Other than LB-001, all of our product candidates are still in the preclinical or research stage of development. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including:

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

We have not evaluated any product candidates in human clinical trials. Although expect to enroll patients in our first clinical trial for LB-001 in early 2021, it is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that our genome editing technologies will not cause undesirable side effects.

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

We are heavily dependent on the success of LB-001, our lead product candidate, and if LB-001 does not receive regulatory approval in the United States or other jurisdictions, or is not successfully commercialized, our business will be harmed.

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

Our IND for LB-001 was placed on clinical hold in February 2020 by the FDA in order to evaluate certain clinical and preclinical aspects of the submissions. FDA lifted this hold in August 2020, and patient enrollment for the Phase 1/2 clinical trial in MMA is expected to begin in early 2021.

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

In March 2020, the World Health Organization characterized the COVID-19 outbreak a “pandemic.” The pandemic and government measures taken in response have since had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Although the FDA has approved certain therapies and two vaccines for emergency use and distribution, the initial rollout of vaccine distribution has encountered significant delays and there remains uncertainties about the amount of vaccine available for distribution, the logistics of implementing a national vaccine program and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown.

Since mid-March 2020, our non-laboratory employees have been working remotely in order to comply with social distancing and “stay at home” orders as well as applicable guidelines from the U.S. Centers for Disease Control and Prevention, or CDC. Our laboratory employees, whose work must be performed on premises, have been working on site, while following federal, state and local guidelines, to continue our in-house research and manufacturing activities on a decreased basis. We have also ceased all business travel for our employees. We plan to maintain these or similar restrictions on our business activities until we believe our employees can fully resume such business activities in accordance with federal, state and local requirements and guidelines. Our productivity and our ability to meet our timelines and goals may be negatively affected if our business activities continue to be subjected to these restrictions.

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

Infections and deaths related to COVID-19 have significantly disrupted the United States’ healthcare and healthcare regulatory systems. Such disruptions have diverted healthcare resources away from regular activities at a number of institutions where clinical trials are normally conducted. Depending on the duration and severity of the pandemic, our efforts to engage with potential trial sites in start-up and other activities for our planned clinical trials or other studies may be adversely affected. In addition, other known and unknown factors caused by COVID-19 could materially delay other aspects of our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff. Regulatory agencies such as the FDA, may also be disrupted by the pandemic, causing a delay in our plans. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

For example, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant in response to the COVID-19 pandemic. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include preapproval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Moreover, some of our in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. Additionally some of our future patent filings may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interests in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could harm our competitive position, business, financial conditions, results of operations and prospects.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interests in such patents.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Healthcare legislative reform measures and constraints on government budgets may harm our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell any products profitably. Within the United States, for example,, the Patient Protection and Affordable Care Act, as amended by the Health Care and

Education Reconciliation Act of 2010, or the Affordable Care Act, significantly revised coverage and payment for health care services. The Affordable Care Act expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate and included a number of provisions relevant to coverage and payment of prescription drugs, such as subjecting biologic products to potential competition by lower-cost biosimilars; increasing minimum rebates under the Medicaid Drug Rebate Program  and extending the Medicaid Drug Rebate program to  prescription drugs covered by Medicaid managed care organizations; requiring manufacturers to provide discounts on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries in the Medicare Part D coverage gap (i.e., the so-called “donut hole”); and subjecting  manufacturers to new annual fees for certain branded prescription drugs.

We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. As another example, legislation enacted in 2018 increased the discount on Medicare Part D drugs purchased by Medicare beneficiaries in the coverage gap in 2019. The Affordable Care Act has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the Affordable Care Act, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Affordable Care Act but the individual mandate to buy health insurance remains in effect.

Beyond the Affordable Care Act, there have been ongoing reform efforts. Most recently, in 2020 and early

2021, the U.S. Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2021). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

Our current and future business operations will be subject to applicable healthcare regulatory laws, which could expose us to penalties and other sanctions.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations now or in the future. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. With the U.S., such laws include:

•

the federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;

•

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements related to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;

•

The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;

•

Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and

•

The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public.

Also, many state have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

There are also similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S. and EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. For example, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. While we have determined that we are neither a “covered entity” nor a

“business associate” directly subject to HIPAA, many of the U.S. health care providers, including U.S. clinical trial sites, with which we interact are subject to HIPAA, and we have assumed contractual obligations related to protecting the privacy of personal information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts and we could face civil and criminal penalties. In addition, our operations have been affected by the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Our efforts to comply may also be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EU and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages by data subjects, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

As of December 31, 2020, we had 39 full-time employees. We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, technical development, clinical and regulatory affairs and sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

The successful commercialization of our product candidates will depend in part on the extent to third-party payors, including government healthcare programs as well as private health insurance establish favorable coverage and reimbursement for our product candidates, if approved.

The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, as well as private health insurance, will likely be essential for most patients to be able to afford our product candidates, assuming regulatory approval. Our initial target patient populations are relatively small and costs associated with the development and commercialization of our genomic medicine product candidates are substantial. We therefore expect the cost of a single administration of our products to be significant if and when approved. Our ability to achieve acceptable levels of coverage and reimbursement for such products and services required to administer such products by third-party payors will likely have a significant impact on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There is significant uncertainty related to third party payor coverage and reimbursement of newly-approved products. The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We therefore cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Even if we obtain coverage and adequate reimbursement for our product candidates with respect to a particular third party payor, there is no certainty that coverage will be maintained or reimbursement rates will not change.

Within the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Coverage and reimbursement for products can differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. Third-party payors increasingly are limiting coverage and utilization of pharmaceutical products and challenging prices charged for pharmaceutical products and services. Assuming we obtain coverage for a product by a third-party payor, the third-party payor may implement utilization management controls, such as requiring pre-approval before our product will be covered for a particular patient, which may limit access to our product. In addition, the  reimbursement rates may not be adequate or may require co-payments that patients find unacceptably high. Net prices for our products may be reduced by mandatory discounts or rebates that we are required to provide to certain government healthcare programs or private payors or by discounts we negotiate with third party payors. In addition, given the novel nature of our product candidates, we may need to develop new reimbursement models in order to realize adequate value. Even if we are able to develop such models, third-party payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If coverage is limited, access to our products is subject to utilization management controls or reimbursement is inadequate, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

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

In July 2019, we entered into a Loan and Security Agreement with Oxford Finance LLC and Horizon Technology Finance Corporation (the “Loan Agreement”), which is secured by substantially all of our assets other than our intellectual property, which is subject to a negative pledge. We borrowed $10.0 million upon execution of the Loan Agreement under an initial term A loan. Oxford Finance LLC and Horizon Technology Finance Corporation (each, a “Lender” and, collectively, the “Lenders”) will make an additional term B loan in an aggregate principal amount up to $10.0 million upon the occurrence of the Milestone Event (as defined in the Loan Agreement). Pursuant to an amendment to the Loan Agreement that we entered into in September 2020, the $10.0 million second loan tranche is available to us until the earliest of (i) the date that is 30 days immediately following the date by which certain development milestones and equity financing events shall have occurred, (ii) March 31, 2021 and (iii) the occurrence of an Event of Default (as defined in the Loan Agreement).

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

As of December 31, 2020, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, beneficially owned approximately 59% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy approximately 23,901 square feet of office, laboratory and vivarium space in Lexington, MA under a long-term lease that commenced on April 1, 2020 and continues through July 1, 2025.

Item 3.	Legal Proceedings.

The information set forth under “Litigation” in Note 13, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “LOGC.” As of March 9, 2021, there were approximately 14 holders of record of shares of our common stock.

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

As of December 31, 2020, we estimate that we have used all of the net proceeds from the IPO to fund the development of LB001 in MMA and for discovery and preclinical development of additional product candidates, and for working capital and general corporate purposes. There was no material change in the use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 22, 2018.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a genome editing company focused on developing medicines to durably treat rare diseases in patients with significant unmet medical need using GeneRide, our proprietary technology platform. Our GeneRide technology enables the site-specific integration of a therapeutic transgene without nucleases or exogenous promoters by harnessing the native process of homologous recombination. We are developing LB-001, a wholly owned genome editing program leveraging GeneRide for the treatment of methylmalonic acidemia, or MMA. In addition, we have a research collaboration with Takeda Pharmaceutical Company Limited, of Takeda, to develop LB-301, an investigational therapy leveraging GeneRide for the treatment of the rare pediatric disease Crigler-Najjar syndrome, or CN.

We are also developing sAAVy, a next generation capsid platform for use in gene editing and gene therapy. At the American Society of Gene and Cell Therapy, or ASGCT, conference in May 2020, data was presented showing that the capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses, or AAVs, that are currently in clinical development. We are developing these highly potent vectors for use in our internal development candidates and potentially for business development collaborations. We plan to announce data generated from translational animal models using these capsids in the first half of 2021. In January 2021, we announced the extension of our collaboration with Children’s Medical Research Institute, or CMRI, to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as two additional tissues.

Based on our GeneRide technology, we are developing LB-001 to treat MMA. In January 2020, we announced the submission of an investigational new drug application, or IND, to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which was cleared by the U.S. Food and Drug Administration, or the FDA, in August 2020. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. We expect seven leading centers in the United States to participate in the SUNRISE trial.

The SUNRISE Phase 1/2 clinical trial is expected to enroll eight pediatric patients with ages ranging from 6 months to 12 years, initially starting with 3 to 12 year old patients and then adding patients aged 6 months to 2 years. The SUNRISE trial will evaluate two dose cohorts of LB-001 (cohort 1 = 5 x 1013 vg/kg and cohort 2 = 1 x 1014 vg/kg). After initially starting with the lower dose in the 3 to 12 year old patient group (cohort 1, older age group, n=2), age de-escalation (cohort 1, younger age group, n=2) and dose escalation (cohort 2, older age group, n=2) are planned to occur in parallel. The decision to escalate the dose will be determined based solely on safety, whereas the decision to age de-escalate will be based on both safety and the detection of the pharmacodynamic biomarker, albumin-2A. Afterwards, based on a review of safety and/or the detection of albumin-2A, as applicable, from these two patient groups, the trial would progress to dosing additional patients in the younger age group at the higher dose (cohort 2, younger age group, n=2). The SUNRISE trial includes a six-week staggering interval between the dosing of each patient. Patients will participate in a pre-dosing observational period and will be administered a prophylactic steroid regimen. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect to enroll the first patient in early 2021 and provide an operational update regarding the dose escalation and age de-escalation in mid-2021. Based on the parallel age de-escalation and dose escalation plan and current projections for enrollment, we expect to announce interim data from both age groups and both dose cohorts in the SUNRISE trial by the end of 2021.

In addition to the Phase 1/2 SUNRISE trial, we have completed a retrospective natural history study designed to evaluate disease progression in pediatric patients with MMA. We expect this study will provide us with insights into, among other matters, the course of disease progression, the impact of a liver transplant on the outcomes of MMA patients and potential endpoints such as the relevance of methylmalonic acid levels on clinical outcomes, with the goal of informing our future clinical development in MMA and our discussions with regulatory agencies as we look toward advancing our MMA program. We plan to announce preliminary findings from our retrospective natural history study in mid-2021.

In November 2020, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for LB-001 for the treatment of MMA. In addition, we have received rare pediatric disease designation and orphan drug designation from the FDA for LB-001.

We expect that the initial product candidates we develop, including LB-001, will address diseases by targeting the liver, including a category of diseases known as inborn errors of metabolism, a group of genetic disorders that disrupt normal metabolic processes. We believe that achieving clinical proof of concept in an inherited liver disease such as MMA will validate our platform technology, including its potential application to other organs and diseases. In January 2020, we announced a research collaboration with Takeda Pharmaceutical Company Limited to further develop LB-301 in Crigler-Najjar syndrome, or CN, the second indication to be pursued using the GeneRide platform. In addition to MMA and CN, we have demonstrated proof of concept of our platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models. We expect to select future product candidates from these genetic diseases or others addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues. We plan to select at least one new indication from our preclinical portfolio in 2021 and commence IND-enabling studies utilizing our modular approach and leveraging learnings from our lead programs.

Since our inception in 2014, we have devoted the majority of our efforts to business planning, research and development, developing and protecting our intellectual property, raising capital and recruiting management and technical staff. We do not have any products approved for sale and our only revenue has consisted of service revenue related to research cost reimbursement received under the Takeda agreement. Through December 31, 2020, we have raised approximately $45.2 million in net proceeds through a follow-on offering in October 2020, approximately $9.8 million in net proceeds through the loan and security agreement in July 2019, approximately $72.3 million in net proceeds through our initial public offering, or IPO, in October 2018, approximately $33.1 million in net proceeds from the sale of our convertible preferred stock in 2016 and 2017 and $3.4 million in net proceeds through at-the-market sales of our common stock. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net losses were $32.6 million and $40.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $100.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

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

In April 2020, as part of our effort to preserve capital, our leadership team volunteered to accept salary cuts ranging from 15% to 20% which remained in effect until September 30, 2020. We have also adopted certain other cost-cutting measures aimed at enhancing our capital position. During the year ended December 31, 2020, we completed a follow-on offering in October 2020 in which we raised approximately $45.2 million in net proceeds and entered into “at-the-market” sales of our common stock resulting in net proceeds of approximately $3.4 million. In September 2020, we entered into an amendment to the loan and security agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, or the Loan Agreement, to extend the availability of the $10.0 million second loan tranche until the earliest of (i) the date that is thirty (30) days immediately following the date by which certain development milestones and equity financing events shall have occurred, (ii) March 31, 2021 and (iii) the occurrence of an Event of Default (as defined in the Loan Agreement).

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase in the future as we initiate clinical trials for our product candidate LB-001 and as we increase our research and development headcount to continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Other (Expense) Income, Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount and amortization of issuance costs. During the years ended December 31, 2020 and 2019, we recorded $1.1 million and $0.5 million, respectively, in interest expense, of which $0.9 million and $0.4 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
REVENUE:
Service revenue	$3,454	$—
Total revenue	3,454	—
OPERATING EXPENSES:
Research and development	22,753	30,656
General and administrative	12,212	10,385
Total operating expenses	34,965	41,041
Loss from operations	(31,511)	(41,041)
Other (expense) income:
Other (expense) income, net	(922)	935
Loss before income taxes	(32,433)	(40,106)
Income tax provision	(188)	(22)
Net loss	$(32,621)	$(40,128)

Revenue

Revenue for the year ended December 31, 2020 consisted solely of the $3.5 million in research cost reimbursements recognized as service revenue under the January 2020 research agreement with Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$8,491	$17,697	$(9,206)
Personnel-related costs	6,194	5,984	210
Other research and development costs	8,068	6,975	1,093
Total research and development expenses	$22,753	$30,656	$(7,903)

Research and development expenses for the year ended December 31, 2020 were $22.8 million, compared to $30.7 million for year ended December 31, 2019. The decrease of approximately $7.9 million was primarily due to a decrease of approximately $9.2 million in LB-001 external development and manufacturing costs. Other research and development costs increased $1.1 million as we increased our overall research and development activities related to GeneRide and sAAVy, our next generation capsid platform.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the year ended December 31, 2020, compared to $10.4 million for the year ended December 31, 2019. The increase of approximately $1.8 million was primarily due to a $1.1 million increase in stock-based compensation, a $0.4 million increase in professional services due to increased legal costs, a $0.4 million increase in facilities related to our lease for office, laboratory and vivarium space in Lexington, Massachusetts and a $0.4 million increase in Directors’ and Officers’ insurance premiums. These increases were partially offset by a $0.2 million decrease in travel costs and a $0.3 million decrease in other personnel expenses.

Other (Expense) Income, Net

Other expense, net was $0.9 million for the year ended December 31, 2020, compared to other income, net of $0.9 million for the year ended December 31, 2019. The net decrease was primarily related to a decrease in interest income of $1.3 million due to lower interest rates and lower capital resource balances as well as an increase in interest expense of $0.6 million related to the loan and security agreement.

Results of Operations Comparison for 2019 and 2018

For a discussion of our results of operations comparison for the years ended December 31, 2019 and 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Liquidity and Capital Resources

Overview

Since our inception and through December 31, 2020, we have not generated any product revenue and have incurred significant losses and negative cash flows from our operations. As of December 31, 2020, we had cash and cash equivalents of $70.1 million.

Cash Flows

The following table summarized our cash flows for each of the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(28,925)	$(38,750)
Net cash provided by (used in) investing activities	17,024	(18,505)
Net cash provided by financing activities	48,723	10,069
Effect of foreign exchange rates on cash and cash equivalents	—	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,822	$(47,177)

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was approximately $28.9 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $9.8 million decrease in cash used in operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily driven by a decrease in our net loss and increases in both non-cash stock-based compensation and non-cash lease expenses.

Investing Activities

During the year ended December 31, 2020, net cash provided by investing activities was approximately $17.0 million, as the proceeds from our short-term investments that matured during the period were not reinvested and were instead held as cash and cash equivalents. During the year ended December 31, 2019, net cash used in investing activities was $18.5 million, primarily related to net short-term investments activity of $17.1 million and purchases of property and equipment of $1.4 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $48.7 million, primarily related to net proceeds of $45.2 million from our October 2020 follow-on offering as well as approximately $3.4 million in net proceeds from sales of our common stock under the open market sales agreement with Jefferies LLC. During the year ended December 31, 2019, net cash provided by financing activities was $10.1 million, primarily related to net proceeds of $9.8 million under the July 2019 loan and security agreement as well as $0.2 million related to the exercise of stock options.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of any product candidates from our current or future research programs;
•	initiate and conduct clinical trials for LB-001 and any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;

•	seek marketing approvals for any product candidate that successfully completes clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide technology platform and our next generation capsid platform, sAAVy;
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

Revenue Recognition

To date, our only revenue has consisted of service revenue, all of which is attributable to our research cost reimbursement under our January 2020 research agreement with Takeda for the development of product candidate LB-301 to treat CN (the “Takeda Agreement”). We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:

(i)identification of the promised goods or services in the contract;

(ii)determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;

(iii)measurement of the transaction price, including the constraint on variable consideration;

(iv)allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) each performance obligation is satisfied.

If a contract is determined to be within the scope of ASC 606 at inception, we assess the goods or services promised within such contract, determine which of those goods and services are performance obligations, and assess whether each promised good or service is distinct. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We determine transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, deferred revenue will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in our consolidated balance sheets. If we expect to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” Election of Directors” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 will be included under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.4	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, File No. 001-38707, filed on March 16, 2020).

10.1#

Amended and Restated Exclusive (Equity) Agreement dated January 31, 2018, between The Board of Trustees of the Leland Stanford Junior University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.2+

Amendment No. 1 to Amended and Restated (Equity) Agreement, dated as of May 3, 2018, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, File No. 001-38707, filed on March 16, 2020).

10.3#

Amendment No. 2 to Amended and Restated (Equity) Agreement, dated as of June 24, 2019, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38707, filed on August 13, 2019).

10.4+

Amendment No. 3 to Amended and Restated (Equity) Agreement, dated as of January 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-38707, filed on March 16, 2020).

10.5+

Amendment No. 4 to Amended and Restated (Equity) Agreement, dated as of April 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38707, filed on August 10, 2020).

Number	Description
10.6+*	Amendment No. 5 to Amended and Restated (Equity) Agreement, dated as of October 30, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc.

10.7#

Patent & Technology License Agreement, dated May 7, 2018, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.2 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.8+

Amendment No. 1 to Patent & Technology License Agreement, dated October 14, 2019, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-38707, filed on March 16, 2020).

10.9+

Amendment No. 2 to Patent & Technology License Agreement, dated September 28, 2020, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38707, filed on November 9, 2020).

10.10#

Patent License Agreement dated December  14, 2018, between the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, File No. 001-38707, filed on April 1, 2019).

10.11†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.12†	LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

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

10.15	Consulting Agreement with Mark Kay, dated April 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s S-1, File No. 333-227523, filed on September 25, 2018).

10.16†	LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.17†	LogicBio Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.18†	LogicBio Therapeutics, Inc. 2018 Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.19†

Form of Incentive Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.20†

Form of Non-Statutory Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.21†

Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Frederic Chereau (incorporated by reference to Exhibit 10.13 to the Company’s S-1/A, File No. 333-227523, filed on October 9, 2018).

10.22†*	Form of Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Cecilia Jones

Number	Description
10.23

Loan and Security Agreement dated as of July 2, 2019, among Oxford Finance LLC, the Lenders listed on Schedule 1.1 thereto and Horizon Technology Finance Corporation and LogicBio Therapeutics, Inc. and LogicBio Australia Pty Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on July 2, 2019).

10.24

First Amendment to Loan and Security Agreement, dated April 23, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38707, filed on November 9, 2020).

10.25+

Second Amendment to Loan and Security Agreement, dated September 28, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38707, filed on November 9, 2020).

10.26

Lease Agreement dated as of November 4, 2019, between LogicBio Therapeutics, Inc. and HCP/King Hayden Campus LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, File No. 001-38707, filed on March 16, 2020).

21.1*	Subsidiaries of LogicBio Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

32.1**	Section 1350 Certifications.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan.
+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

Date: March 15, 2021	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic Chereau	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021
Frederic Chereau

/s/ Cecilia Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021
Cecilia Jones

/s/ Leon Chen	Director	March 15, 2021
Leon Chen, Ph.D.

/s/ Mark Enyedy	Director	March 15, 2021
Mark Enyedy

/s/ Jeff Goater	Director	March 15, 2021
Jeff Goater
/s/ Daphne Karydas	Director	March 15, 2021
Daphne Karydas

/s/ Mark Kay	Director	March 15, 2021
Mark Kay, M.D., Ph.D.

/s/ Richard Moscicki	Director	March 15, 2021
Richard Moscicki, M.D.

/s/ Michael Wyzga	Director	March 15, 2021
Michael Wyzga

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LogicBio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogicBio Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2021

We have served as the Company's auditor since 2018.

LogicBio Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,075	$33,107
Accounts receivable	263	—
Short-term investments	—	17,540
Prepaid expenses and other current assets	2,205	2,045
Restricted cash	—	146
Total current assets	72,543	52,838
Property and equipment, net	1,815	1,696
Restricted cash	622	622
Operating lease right-of-use asset	5,660	504
TOTAL ASSETS	$80,640	$55,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$447	$624
Accrued expenses and other current liabilities	2,701	2,435
Operating lease liabilities	1,094	504
Current portion of long-term debt	1,910	—
Total current liabilities	6,152	3,563
Long-term debt, net of issuance costs and discount	8,109	9,810
Operating lease liabilities, net of current portion	4,952	—
Total liabilities	19,213	13,373
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 31,775,748 and 23,036,943 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	161,415	109,640
Accumulated other comprehensive income	—	14
Accumulated deficit	(99,991)	(67,370)
Total stockholders’ equity	61,427	42,287
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,640	$55,660

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
REVENUE
Service revenue	$3,454	$—
Total revenue	3,454	—
OPERATING EXPENSES
Research and development	22,753	30,656
General and administrative	12,212	10,385
Total operating expenses	34,965	41,041
LOSS FROM OPERATIONS	(31,511)	(41,041)
OTHER (EXPENSE) INCOME, NET:
Interest income	181	1,500
Interest expense	(1,098)	(546)
Other expense, net	(5)	(19)
Total other (expense) income, net	(922)	935
Loss before income taxes	(32,433)	(40,106)
Income tax provision	(188)	(22)
Net loss	$(32,621)	$(40,128)
Net loss per share—basic and diluted	$(1.29)	$(1.78)
Weighted-average common stock outstanding—basic and diluted	25,364,453	22,602,954

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(32,621)	$(40,128)
Other comprehensive income:
Unrealized gain on investments	—	14
Foreign currency translation adjustment	—	9
Comprehensive loss	$(32,621)	$(40,105)

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE, December 31, 2018	22,188,393	$3	$107,473	$(9)	$(27,242)	$80,225
Vesting of restricted stock	641,333	—	—	—	—	—
Exercise of options	207,217	—	224	—	—	224
Issuance of common stock warrants related to loan and security agreement	—	—	136	—	—	136
Unrealized gains on investments	—	—	—	14	—	14
Foreign currency translation adjustment	—	—	—	9	—	9
Stock-based compensation expense	—	—	1,807	—	—	1,807
Net loss	—	—	—	—	(40,128)	(40,128)
BALANCE, December 31, 2019	23,036,943	3	109,640	14	(67,370)	42,287
Vesting of restricted stock	205,744	—	—	—	—	—
Exercise of options	22,519	—	86	—	—	86
Issuance of common stock related to October 2020 follow-on offering, net of issuance costs of $3,075	8,050,000	—	45,225	—	—	45,225
Issuance of common stock related to an at-the-market offering, net of issuance costs of $80	460,542	—	3,412	—	—	3,412
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	3,052	—	—	3,052
Net loss	—	—	—	—	(32,621)	(32,621)
BALANCE, December 31, 2020	31,775,748	3	161,415	—	(99,991)	61,427

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,621)	$(40,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	475	289
Net amortization of premiums and discounts on investments	26	(436)
Stock-based compensation expense	3,052	1,807
Non-cash interest expense	209	101
Non-cash lease expense	1,658	1,168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(160)	(777)
Accounts receivable	(263)	—
Accounts payable	(177)	(527)
Accrued expenses and other current liabilities	(1,124)	(247)
Net cash used in operating activities	(28,925)	(38,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(58,490)
Maturities of investments	17,500	41,400
Purchases of property and equipment	(476)	(1,415)
Net cash provided by (used in) investing activities	17,024	(18,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under loan and security agreement	—	9,887
Proceeds from exercise of stock options	86	224
Proceeds from the issuance of common stock in October 2020 follow-on public offering, net of underwriting fees and discounts	45,402	—
Payment of issuance costs	(177)	(42)
Net proceeds from at-the-market common stock issuances	3,412	—
Net cash provided by financing activities	48,723	10,069
Effect on foreign exchange rates on cash and cash equivalents	—	9
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,822	(47,177)
Cash, cash equivalents and restricted cash at beginning of year	33,875	81,052
Cash, cash equivalents and restricted cash at end of year	$70,697	$33,875
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$70,075	$33,107
Short-term restricted cash	—	146
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$70,697	$33,875
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$890	$445
Cash paid for income taxes	$—	$6
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$6,428	$1,461
Property and equipment purchases in accrued expenses	$118	$—
Warrants issued in connection with loan and security agreement	$—	$136

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

LogicBio is also developing a next generation capsid platform, sAAVy, for use in gene editing and gene therapy. At the American Society of Gene & Cell Therapy (“ASGCT”) conference in May 2020, data was presented showing that the capsids deliver highly efficient functional transduction of human hepatocytes in a humanized mouse model. The data also showed the capsids exhibited improved manufacturability with low levels of pre-existing neutralizing antibodies in human samples. Based on this data, the Company believes the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark adeno-associated viruses (“AAVs”) that are currently in clinical development. The Company is developing these highly potent vectors for internal development candidates and potentially for business development collaborations.

Based on the Company’s GeneRide technology, LogicBio is developing its lead product candidate, LB-001, to treat MMA in pediatric patients with MMA. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (MMUT) mutations. We expect seven leading centers in the United States to participate in the SUNRISE Phase 1/2 trial.

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

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. Since mid-March 2020, the Company has ceased all business travel and most of its non-laboratory employees have been working remotely. After being limited to working in shifts on-premises through early July, the Company’s laboratory employees have returned to normal working schedules on-premises to conduct in-house research and development activities with social distancing and other protective measures. The Company plans to maintain these or similar restrictions until it believes employees can fully resume such activities in accordance with federal, state and local requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the year ended December 31, 2020. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $32,621 during the year ended December 31, 2020. Net cash used in operations for the year ended December 31, 2020 was $28,925. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of December 31, 2020, the Company had cash and cash equivalents of $70,075. The Company believes that its cash and cash equivalents as of December 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date these financial statements are issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s cash equivalents are measured at fair value on a recurring basis. As of December 31, 2020 and 2019, the carrying amount of cash equivalents was $69,277 and $31,094, respectively, which approximates fair value and was determined based upon both Level 1 and Level 2 inputs.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s securities are classified as available-for-sale and are reported in short-term investments or long-term investments based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business. Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Investments may be comprised of corporate debt securities, commercial paper, U.S. government and agency securities and certificates of deposit.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2020 and 2019, the Company’s cash and cash equivalents were held with one financial institution. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Restricted Cash

As of both December 31, 2020 and 2019, the Company had restricted cash of $622 classified as a non-current asset representing security deposits in the form of cash-collateralized letters of credit for the Lexington, MA lease. As of December 31, 2019, the Company had restricted cash of $146 classified as a current asset representing security deposits in the form of cash-collateralized letters of credit for its Cambridge, MA lease.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon the closing of the IPO in October 2018, related deferred offering costs were recorded as a reduction to shareholders’ equity. As of December 31, 2020, the Company did not have any deferred offering costs recorded.

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

For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components of leases together and allocate all of the contract consideration to the lease component only.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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
•

expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations (“CMOs”) as well as academic institutions and consultants that conduct our preclinical studies and other scientific development services;

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments in other comprehensive loss. For the year ended December 31, 2020, the Company did not have any items of comprehensive loss or income. For the year ended December 31, 2019, accumulated comprehensive loss included $14 of unrealized gains on investments.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiary, LogicBio Australia, is the U.S. Dollar. The functional currency for the Company’s wholly-owned foreign subsidiary, LogicBio Research, was the Israeli New Shekel. Assets and liabilities of LogicBio Research are translated into United States dollars at the exchange rate in effect on the consolidated balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Stockholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the consolidated statements of stockholder’s equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income, net in the consolidated statements of operations as incurred.

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

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Unvested restricted common stock	37,943	243,387
Unvested restricted stock units	100,479	—
Options to purchase common stock	3,027,921	2,247,753
Term A Loan warrants	15,686	15,686

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This ASU provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  The Company will evaluate transactions or contract modifications, including any related to its July 2019 loan and security agreement which uses LIBOR as a reference rate, occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	69,277	69,277	—	—
Total financial assets	$69,277	$69,277	$—	$—

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Overnight repurchase agreements	$30,001	$—	$30,001	$—
U.S. Treasury securities	17,540	17,540	—	—
Money market funds and other cash equivalents	1,093	1,093	—	—
Total financial assets	$48,634	$18,633	$30,001	$—

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

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019.

4. INVESTMENTS

As of December 31, 2020, the Company did not hold any short-term or long-term investments.

The following table summarizes the Company’s investments, which are considered available-for-sale and are included in short-term investments on the consolidated balance sheet as of December 31, 2019:

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,526	$14	$—	$17,540
Total	$17,526	$14	$—	$17,540

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheet and are not included in the table above. As of December 31, 2019, all investments had contractual maturities within one year.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Computer equipment and software	$108	$108
Laboratory equipment	2,195	1,798
Furniture and fixtures	136	123
Leasehold improvements	185	5
Total	2,624	2,034
Less: Accumulated depreciation	(809)	(338)
Property and equipment, net	$1,815	$1,696

Depreciation expense for the years ended December 31, 2020 and 2019 was $475 and $289, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Accrued compensation and benefits	$1,200	$1,155
Accrued professional services	1,058	1,004
Other	443	276
Total accrued expenses and other current liabilities	$2,701	$2,435

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and CMOs.

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

In conjunction with the Loan Agreement, the Company issued warrants to purchase 15,686 shares of common stock (“Warrants”) to the Lenders at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the consolidated balance sheets. Finally, the Company incurred issuance costs of approximately $150. Both the debt discount and issuance costs will be accreted to Long-term debt, net of issuance costs and discount by charges to interest expense over the term of the Term A Loan using the effective interest method.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default. Events of default include, among other things, the Company’s failure to pay amounts due, a breach of certain covenants, a material adverse change event, misrepresentations and judgements. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all the Company’s assets, other than its intellectual property, which include maintaining certain cash balances in controlled account.

Interest expense was $1,098 and $546 for the years ended December 31, 2020 and 2019, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 9.7% at December 31, 2020 and 2019. The components of the long-term debt balance are as follows:

	December 31,
	2020	2019
Notes payable, gross	$10,000	$10,000
Less: Unamortized debt discount and issuance costs	(175)	(254)
Accretion of final payment fee	194	64
Carrying value of notes payable	10,019	9,810
Less: Current portion of long-term debt	(1,910)	—
Long-term debt, net of issuance costs and discount	$8,109	$9,810

As of December 31, 2020, the estimated future principal payments due were as follows:

As of December 31, 2020
2021	$1,945
2022	3,333
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$10,000

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

The Company is also required to reimburse Stanford for additional patent costs incurred, pay amounts up to approximately $1,300 upon achievement of certain development and commercialization milestones, pay royalties on future sales as a low single-digit percentage of net sales and royalties on sublicensing revenue as a low double-digit percentage of net sales, if any. The Company is required to pay Stanford a fee of $325 in the event of a change of control. The Company recorded research and development expense related to the Stanford Agreement of $165 and $145 in the years ended December 31, 2020 and 2019, respectively.

In May 2018, the Company entered into a license agreement (the “UT Agreement”) with The University of Texas System (“UT”), pursuant to which the Company obtained an exclusive, worldwide license to manufacture, have manufactured, distribute, have distributed, use, offer for sale, sell, lease, loan or import products covered by certain patent rights to the GeneRide technology owned by UT (jointly with Stanford) within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee of $25, which was recorded as research and development expense. The Company also agreed to pay an annual license maintenance fee, which is creditable against royalties owed the same year the maintenance fee is paid. The Company is also obligated to reimburse UT for expenses associated with the prosecution and maintenance of the UT patent rights. UT is entitled to receive clinical and regulatory milestone payments upon the first occurrence of specified milestone events and the Company is obligated to make additional payments to UT of up to $3,000 upon the first occurrence of certain sales milestones. UT is also entitled to receive royalties on net sales of licensed products ranging from below single-digit to low single-digit percentage royalties on net sales. The Company recorded research and development expense of $50 and $25 during the years ended December 31, 2020 and 2019, respectively.

In December 2018, the Company entered into a license agreement (the “NIH Agreement”) with the NIH (“the NIH”), pursuant to which the Company obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. As consideration for the license, NIH received an upfront payment of $25 in 2019 and is entitled to payments of up to an aggregate of approximately $9,700 upon the achievement of certain specified development, regulatory and sales-based benchmarks as well as running royalties on annual net sales of licensed products at certain low- to mid-single digit royalty rates depending on the geographic market in which a sale occurs. For each of the years ended December 31, 2020 and 2019, the Company recorded research and development expense of $30 related to the NIH agreement.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2020 due to the uncertainty related to the successful achievement of these milestones.

9. COMMON STOCK

As of December 31, 2020, and 2019, the Company’s certificate of incorporation authorized the Company to issue 175,000,000 shares of $0.0001 par value common stock.

October 2018 Initial Public Offering

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

October 2020 Underwritten Offering

In October 2020, the Company completed a follow-on offering under its shelf registration statement on Form S-3 (File No. 333-234735) and a related prospectus supplement pursuant to which the Company issued an aggregate of 8,050,000 shares of the Company’s common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. The Company received aggregate net proceeds of $45,225 from the offering after deducting underwriting discounts and commissions and other offering expenses.

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

During the year ended December 31, 2020, the Company issued 460,542 Open Market Shares, at a weighted-average price of $7.58 per share, resulting in net proceeds to the Company of $3,412. As of December 31, 2020, the Company had $46,508 in aggregate gross offering amount available under the Open Market Sale Agreement. During the period from January 1, 2021 through March 3, 2021, the Company issued 193,286 Open Market Shares, at a weighted-average price of $8.72, resulting in net proceeds to the Company of $1,636.

During the year ended December 31, 2019, the Company did not sell any shares under the Open Market Sale Agreement.

10. REVENUE

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

Under the Takeda Agreement, Takeda is obligated to reimburse the Company for the costs incurred under the Research Plan. Costs incurred are billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the

"right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximates the value to the customer and the performance completed to date. The Company recognized $3,454 as service revenue under the Takeda Agreement during the year ended December 31, 2020. As of December 31, 2020, there was a balance of $263 in accounts receivable for work billed but not yet paid under the agreement.

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2020, the Company increased the number of shares available for future grant under the 2018 Plan by 926,786 shares. At December 31, 2020, there were 1,108,632 shares available for future grant under the 2018 Plan.

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

Stock Option Valuation

The assumptions that the Company used in Black-Scholes options pricing model to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Weighted-average risk-free interest rate	1.02%	1.99%
Expected term (in years)	5.5 - 6.08	5.25 - 6.08
Expected volatility	74.95% - 76.60%	71.50% - 75.85%
Expected dividend yield	0.00%	0.00%

Stock Options

A summary of option activity under the Plans during the year ended December 31, 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,247,753	$4.80	8.42	$8,220
Granted	1,227,203	7.05		759
Exercised	(22,519)	3.82		102
Cancelled or forfeited	(424,516)	8.64		103
Outstanding as of December 31, 2020	3,027,921	$5.18	8.05	$9,319
Options exercisable as of December 31, 2020	1,562,324	$3.37	7.20	$7,821
Options unvested as of December 31, 2020	1,465,597	$7.11	8.95	$1,498

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The Company recorded stock-based compensation expense for options granted of $2,466 and $1,542 during the years ended December 31, 2020 and 2019, respectively. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2020 and 2019 was $4.67 and $5.94, respectively. As of December 31, 2020, there was $5,999 of unrecognized stock-based compensation expense related to unvested employee and non-employee stock options estimated to be recognized over a period of 2.8 years.

The total fair value of options vested during the years ended December 31, 2020 and 2019 was $1,950 and $1,708, respectively.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. A summary of restricted stock activity under the Plans during the year ended December 31, 2020 is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	243,387	$1.21
Granted	—	—
Vested and Released	(205,444)	0.80
Unvested as of December 31, 2020	37,943	$3.44

No shares of restricted common stock were granted during the year ended December 31, 2020 or 2019. The Company recorded $140 and $265 in stock-based compensation expense for restricted stock awards during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $120 of unrecognized stock-based compensation expense related to unvested restricted stock estimated to be recognized over a period of 1.1 years.

The total fair value of restricted stock vested during the years ended December 31, 2020 and 2019 was $163 and $266, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) with time-based conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company. The fair value is calculated based upon the

Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. A summary of restricted stock unit activity under the Plans during the year ended December 31, 2020 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	—	$—
Granted	125,737	5.73
Forfeited	(24,958)	5.44
Vested	(300)	7.23
Unvested as of December 31, 2020	100,479	$5.79

There were no RSUs granted during the year ended December 31, 2019. The Company recorded $446 in stock-based compensation expense for RSUs during the year ended December 31, 2020. As of December 31, 2020, there was $138 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a weighted-average period of 0.3 years.

The total fair value of RSUs vested during the year ended December 31, 2020 was $2.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Research and development	$991	$760
General and administrative	2,061	1,047
Total stock-based compensation expense	$3,052	$1,807

12. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. The tax benefit arising from the Company’s net loss has been offset by an increase in the valuation allowance.

Loss before the provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
United States	$(34,288)	$(39,063)
Foreign	1,855	(1,043)
	$(32,433)	$(40,106)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.7	9.4
Foreign rate differential	(0.4)	0.2
Research and development tax credits	15.0	3.4
Stock based compensation	-	0.1
Valuation allowances	(42.1)	(33.8)
Other	(0.7)	(0.3)
Effective income tax rate	(0.5)%	—%

The components of the Company’s income tax provision for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Income tax provision
Federal	$—	$—
State	—	—
Foreign	188	22
Total income tax provision	$188	$22

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Net operating loss carryforwards	$24,854	$16,768
Reserves & accruals not currently deductible	229	932
Federal & state credit carryforwards	7,375	2,697
Lease liability	1,652	—
Intangibles	519	—
Stock options	1,071	—
Right-of-use assets	(1,546)	—
Depreciation	(97)	—
Total deferred tax assets	34,057	20,397
Valuation allowance	(34,057)	(20,397)
Net deferred tax assets	$—	$—

At December 31, 2020, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $92,091 and $87,253 respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research and orphan drug credits of approximately $6,437, which, if not utilized earlier, will begin to expire in 2036, and state research credits of approximately $1,187 which if not utilized earlier will begin to expire in 2033.

At December 31, 2019, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $62,973 and $55,852, respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research credits of approximately $1,854, which, if not utilized earlier, will begin to expire in 2036, and state research credits of approximately $1,068, which if not utilized earlier will begin to expire in 2033.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2020	2019
Valuation allowance at beginning of year	$(20,397)	$(6,846)
Increases recorded to income tax provision	(13,713)	(13,683)
Decreases recorded to income tax provision	53	132
Valuation allowance at end of year	$(34,057)	$(20,397)

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2020. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2020, the Company had one operating lease with required future minimum payments. In applying the guidance under ASC Topic 842, Leases (“ASC 842”), the Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability as of the commencement date of the lease. The Company’s lease does not include termination or purchase options. From time to time, the Company’s leases may include options to renew the lease after the expiration of the initial lease term. In such situations, a renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of December 31, 2020, there was no renewal option that the Company felt were reasonably certain of being exercised.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Operating leases
Lease cost
Operating lease cost	$1,661	$1,208
Variable lease cost	660	330
Total lease cost	$2,321	$1,538
Other year-to-date lease information
Operating cash flows used for operating leases	$1,302	$1,143
Operating lease liabilities arising from obtaining right-of-use assets	$6,428	$1,461

	As of December 31,
	2020	2019
Other operating lease information
Operating lease liabilities — short-term	$1,094	$504
Operating lease liabilities — long-term	$4,952	$—
Weighted-average remaining lease term	4.5 years	0.7 years
Weighted-average discount rate	7.60%	7.04%

The variable lease costs for the year ended December 31, 2020 and 2019 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating leases were as follows:

Year Ended December 31, 2020
Maturity of lease liabilities
2021	$1,516
2022	1,562
2023	1,609
2024	1,656
2025	841
Thereafter	—
Total lease payments	7,184
Less: imputed interest	(1,138)
Total operating lease liabilities	$6,046

Research Agreements

Refer to Note 8, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.

Litigation

On March 18, 2020, a purported shareholder class action, John R. Afinowicz v. LogicBio Therapeutics, Inc., et al., No. 2:20-cv-03009, was filed in the United States District Court for the District of New Jersey, naming the Company and certain of its officers as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to its Investigational New Drug submission for LB-001 in its public disclosures, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks certification of a class of purchasers of our common stock during the period from December 3, 2018 through February 10,

2020. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On May 13, 2020, the defendants moved to transfer the action from the District of New Jersey to the District of Massachusetts, and on May 18, 2020, shareholder John R. Afinowicz moved for appointment as lead plaintiff.  The Court granted Defendants’ motion to transfer on June 2, 2020, and the case was transferred to the District of Massachusetts (No. 1:20-cv-11158) on June 18, 2020.  On February 18, 2021, the court entered an order allowing the parties’ joint stipulation regarding deadlines associated with a motion to dismiss an amended complaint which is to be filed, subject to the case being trial ready by March 1, 2022. The Company believes that this action is without merit and intends to defend it vigorously. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to the Company. As the potential outcome of this matter is not probable or estimable as of December 31, 2020, the Company has not recorded a liability related to it.

14. RELATED PARTIES

From time to time, the Company is or has been party to consulting service agreements with each of its three co-founders. Under the terms of each agreement, the Company pays an annual fee of $68 for research and development consulting services. For the year ended December 31, 2020, the Company recorded research and development expense of $68 related to consulting services received from Mark Kay, who is one of the co-founders and a member of the Board. For the year ended December 31, 2019, the Company recorded $152 to research and development expenses under consulting service agreements with its three co-founders.

******