Form 10-Q
period 2021-06-30
LogicBio Therapeutics, Inc.
filed 2021-08-09
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38707

LogicBio Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1514975
(State or other jurisdiction of incorporation or organization) 65 Hayden Avenue, 2nd Floor, Lexington, MA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 02421 (Zip code)

(617) 245-0399

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LOGC	The Nasdaq Global Market

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

As of July 30, 2021, the registrant had 32,240,235 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “could,” “designed,” “estimate,” “expect,”  “goal,” “intend,” “may,” “plan,” “potential,” “project,” “strategy,” “will,” “would” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

the design, cost, timing, progress and results of our current and future research and development activities, including statements with respect to our Phase 1/2 SUNRISE clinical trial and other development activities for our product candidate, LB-001, in methylmalonic acidemia, or MMA;

•	potential attributes and benefits of our GeneRide™ and sAAVy™ platforms and our existing or future product candidates;
•	the direct or indirect impacts of the COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators and vendors operate;
•	our ability to take advantage of the modular nature of our GeneRide platform to simplify and accelerate development of new product candidates;
•	the potential benefits of our collaboration and license agreements and our ability to enter into future collaboration and licensing arrangements;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our existing or future product candidates;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into and successfully complete clinical trials;
•	our intellectual property position, including obtaining and maintaining patents, the duration of our patent protection and trade secret protection; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 15, 2021 as may be amended or updated in subsequent filings with the SEC, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our plans to advance and complete our Phase 1/2 SUNRISE clinical trial for LB-001 in MMA, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. In addition we are subject to the following risks: existing preclinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for LB-001 and any other product candidates. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

LOGICBIO™, GENERIDE™, SAAVY™ and any associated logos are trademarks of LogicBio and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Any website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,108	$70,075
Accounts receivable	77	263
Prepaid expenses and other current assets	1,839	2,205
Total current assets	70,024	72,543
Property and equipment, net	2,103	1,815
Restricted cash	622	622
Operating lease right-of-use asset	5,126	5,660
TOTAL ASSETS	$77,875	$80,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,256	$447
Accrued expenses and other current liabilities	3,613	2,701
Operating lease liabilities	1,159	1,094
Current portion of long-term debt	3,288	1,910
Current portion of deferred revenue	4,843	—
Total current liabilities	14,159	6,152
Long-term debt, net of issuance costs and discount	6,568	8,109
Operating lease liabilities, net of current portion	4,361	4,952
Deferred revenue, net of current portion	7,967	—
Total liabilities	33,055	19,213
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,222,366 and 31,775,748 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	165,589	161,415
Accumulated other comprehensive income	—	—
Accumulated deficit	(120,772)	(99,991)
Total stockholders’ equity	44,820	61,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,875	$80,640

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Collaboration and service revenue	$802	$965	$1,263	$1,986
Total revenue	802	965	1,263	1,986
OPERATING EXPENSES
Research and development	7,257	5,895	13,676	13,068
General and administrative	3,765	3,029	7,824	6,221
Total operating expenses	11,022	8,924	21,500	19,289
LOSS FROM OPERATIONS	(10,220)	(7,959)	(20,237)	(17,303)
OTHER INCOME (EXPENSE):
Interest income	4	10	10	177
Interest expense	(283)	(273)	(554)	(545)
Other expense, net	—	(5)	—	(11)
Total other expense, net	(279)	(268)	(544)	(379)
Loss before income taxes	(10,499)	(8,227)	(20,781)	(17,682)
Income tax provision	—	—	—	—
Net loss	$(10,499)	$(8,227)	$(20,781)	$(17,682)
Net loss per share—basic and diluted	$(0.33)	$(0.35)	$(0.65)	$(0.76)
Weighted-average common stock outstanding—basic and diluted	32,162,375	23,326,018	32,048,716	23,250,910

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(10,499)	$(8,227)	$(20,781)	$(17,682)
Other comprehensive income:
Unrealized gain (loss) on investments	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive loss	$(10,499)	$(8,227)	$(20,781)	$(17,682)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, January 1, 2020	23,036,943	$3	$109,640	$14	$(67,370)	$42,287
Vesting of restricted stock	160,340	—	—	—	—	—
Exercise of options	19,378	—	84	—	—	84
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	—	(9,455)	(9,455)
BALANCE, March 31, 2020	23,216,661	$3	$110,529	$—	$(76,825)	$33,707
Vesting of restricted stock	18,642	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $33	269,540	—	1,907	—	—	1,907
Stock-based compensation expense	—	—	769	—	—	769
Net loss	—	—	—	—	(8,227)	(8,227)
BALANCE, June 30, 2020	23,504,843	$3	$113,205	$-	$(85,052)	$28,156

BALANCE, January 1, 2021	31,775,748	$3	$161,415	$—	$(99,991)	$61,427
Vesting of restricted stock	31,372	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $65	251,086	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	989	—	—	989
Net loss	—	—	—	—	(10,282)	(10,282)
BALANCE, March 31, 2021	32,058,206	$3	$164,495	$—	$(110,273)	$54,225
Vesting of restricted stock	84,384	—	—	—	—	—
Exercise of options	70,620	—	52	—	—	52
Issuance of common stock related to at-the-market offerings, net of issuance costs of $1	9,156	—	45	—	—	45
Stock-based compensation expense	—	—	997	—	—	997
Net loss	—	—	—	—	(10,499)	(10,499)
BALANCE, June 30, 2021	32,222,366	$3	$165,589	$-	$(120,772)	$44,820

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,781)	$(17,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	286	226
Net amortization of premiums and discounts on investments	—	26
Stock-based compensation expense	1,986	1,574
Non-cash interest expense	114	103
Non-cash lease expense	542	1,025
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	366	96
Accounts receivable	186	—
Accounts payable	502	(113)
Accrued expenses and other current liabilities	463	(1,201)
Deferred revenue	12,810	101
Net cash used in operating activities	(3,526)	(15,845)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments	—	17,500
Purchase of property and equipment	(352)	(202)
Net cash (used in) provided by investing activities	(352)	17,298
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52	84
Net proceeds from at-the-market common stock issuances	2,136	1,907
Principal repayments on term loan	(277)	—
Net cash provided by financing activities	1,911	1,991
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,967)	3,444
Cash, cash equivalents and restricted cash at beginning of year	70,697	33,875
Cash, cash equivalents and restricted cash at end of period	$68,730	$37,319
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$68,108	$36,697
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$68,730	$37,319
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$440	$442
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$6,428
Property and equipment purchases in accrued expenses and accounts payable	$340	$116

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal offices are in Lexington, Massachusetts. LogicBio is a clinical-stage genetic medicine company pioneering gene editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. The Company's gene editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid (“DNA”) repair process potentially leading to durable therapeutic protein expression levels. The Company's gene delivery platform, sAAVy™, is an adeno-associated virus (“AAV”) capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

Based on the Company’s GeneRide technology, LogicBio is developing its lead product candidate, LB-001, to treat methylmalonic acidemia (“MMA”) in pediatric patients. On June 2, 2021, the Company announced that the first patient was dosed with LB-001 in its SUNRISE clinical trial. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene (“MMUT”) mutations. The Company expects seven centers in the United States and one center in Saudi Arabia to participate in the SUNRISE trial.

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement with CANbridge Care Pharma Hong Kong Limited (“CANbridge”), pursuant to which LogicBio granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to AAV sL65 (“sL65”), the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau. Also in April 2021, the Company announced a research collaboration with Daiichi Sankyo Company, Limited (“Daiichi”) for the development of treatments for two indications based on GeneRide. In addition, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) in January 2020 to develop LB-301, an investigational therapy leveraging GeneRide, for the treatment of Crigler-Najjar syndrome (“CN”), a rare pediatric disease.

Since its inception, the Company has devoted the majority of its efforts to research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are a dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, meet its obligations and, ultimately, obtain regulatory approval of its product candidates, successfully commercialize its products, if approved, generate revenue and attain profitable operations.

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. The Company is following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic, and has allowed its employees to return to working on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the six months ended June 30, 2021. However, the Company is aware that certain of its third party vendors are being affected by import/export and other restrictions due to COVID-19, which are currently having an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $20,781 during the six months ended June 30, 2021. Net cash used in operations for the six months ended June 30, 2021 was $3,526. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of June 30, 2021, the Company had cash and cash equivalents of $68,108. The Company believes that its cash and cash equivalents at June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date these financial statements are issued.

The Company will require substantial additional capital to fund its research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, and ongoing operating expenses. Management’s plans to address these requirements include financing future cash needs through equity or debt financings, payments from its collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2021, consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company will evaluate transactions or contract modifications, including any related to its July 2019 loan and security agreement which uses LIBOR as a reference rate, occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$67,569	$67,569	$—	$—
Total financial assets	$67,569	$67,569	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$69,277	$69,277	$—	$—
Total financial assets	$69,277	$69,277	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the six months ended June 30, 2021.

4. INVESTMENTS

As of June 30, 2021 and December 31, 2020, the Company did not hold any short-term or long-term investments.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$1,208	$1,200
Accrued professional services	914	988
Accrued lab supplies	219	71
Accrued IP licensing fees	1,035	70
Other	237	372
Total accrued expenses and other current liabilities	$3,613	$2,701

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”). Accrued lab supplies consists primarily of reagents and lab consumables. Accrued IP licensing fees consist of fees payable to certain of the Company’s existing licensors.

6. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). In September 2020 and March 2021, the Company entered into amendments to the Loan Agreement, each of which extended the availability of the $10,000 second tranche subject to certain conditions. In the second quarter of 2021, the Company met the conditions to initiate drawdown of the second tranche but did not exercise its right to do so. As of June 30, 2021, the option to draw down the second tranche of the Term Loans had expired.

The outstanding balance of the Term Loans will accrue interest at the greater of (i) the rate of the one-month U.S. LIBOR rate plus 6.25% and (ii) 8.75%. The Loan Agreement provides for an interest only period until July 1, 2021, followed by thirty-six equal monthly payments of principal and interest continuing through June 1, 2024 (the “Maturity Date”). The Company has the option to prepay the outstanding balance prior to the Maturity Date, subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment to the Lenders equal to 4.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

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

Interest expense was $283 and $554 for the three and six months ended June 30, 2021, respectively. Interest expense was $273 and $545 for the three and six months ended June 30, 2020, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at June 30, 2021. The components of the long-term debt balance are as follows:

	June 30, 2021	December 31, 2020
Notes payable, gross	$9,723	$10,000
Less: Unamortized debt discount and issuance costs	(133)	(175)
Accretion of final payment fee	266	194
Carrying value of notes payable	9,856	10,019
Less: Current portion of long-term debt	(3,288)	(1,910)
Long-term debt, net of issuance costs and discount	$6,568	$8,109

As of June 30, 2021, the estimated future principal payments due were as follows:

As of June 30, 2021
2021	$1,668
2022	3,333
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$9,723

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Board. On January 1, 2021, the Company increased the number of shares available for future grant under the 2018 Plan by 1,272,547 shares. At June 30, 2021, there were 1,047,947 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors (“Board”), except with respect to such matters that are not delegated to the Compensation Committee by the Board (the “Administrator”). The exercise prices, vesting and certain other restrictions are determined at the discretion of the Administrator, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. The term of stock options awarded under the 2018 Plan may not exceed 10 years from the grant date. Stock options, shares of restricted stock and restricted stock units (“RSU”) granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over one to four years.

Stock Options

During the six months ended June 30, 2021 and 2020, the Company granted options with time-based vesting to purchase 1,711,456 and 785,203 shares of common stock, respectively, with a weighted-average grant date fair value per share of $4.41 and $4.76, respectively. The Company recorded stock-based compensation expense for options granted of $1,771 and $1,382 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were 4,284,593 outstanding options, of which 2,456,736 were unvested, and $10,272 of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 3.1 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted common stock during the six months ended June 30, 2021 or 2020. The Company recorded stock-based compensation expense for restricted common stock granted of $57 and $77 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were 17,844 shares of unvested restricted common stock outstanding and $63 of unrecognized stock-based compensation expense related to unvested restricted common stock to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company granted 5,939 and 120,939 RSUs during the six months ended June 30, 2021 and 2020, respectively. The Company recorded stock-based compensation for RSUs granted of $158 and $115 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were 10,737 unvested RSUs outstanding and $30 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a weighted-average period of 0.5 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020
Research and development	$662	$575
General and administrative	1,324	999
Total stock-based compensation expense	$1,986	$1,574

8. STOCKHOLDERS’ EQUITY

Open Market Sale Agreement

On November 15, 2019, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), and filed a related prospectus supplement, pursuant to which the Company may issue and sell shares of its common stock at the then current market prices having an aggregate offering price of up to $50,000 (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).

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

During the six months ended June 30, 2021, the Company issued 260,242 Open Market Shares at a weighted-average price of $8.46 per share, resulting in net proceeds to the Company of $2,136. During the six months ended June 30, 2020, the Company issued 269,540 shares of its common stock at a weighted-average price of $7.20 per share, resulting in net proceeds to the Company of $1,907. At June 30, 2021, the Company had $44,306 in aggregate gross offering amount available under the Open Market Sale Agreement.

9. REVENUE

Service Revenue

Takeda Agreement

In January 2020, the Company entered into a Research Collaboration and Option Agreement with Takeda (“Takeda Agreement”), which is accounted for within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For further details on the terms and accounting treatment consideration for the Takeda Agreement, please refer to Note 10, “Revenue,” to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the three and six months ended June 30, 2021, the Company recognized $52 and $513, respectively, in service revenue under the Takeda Agreement. During the three and six months ended June 30, 2020, the Company recognized $965 and $1,986, respectively, in service revenue under the Takeda Agreement. As of June 30, 2021, there was $77 in accounts receivable on the consolidated balance sheet related to the Takeda Agreement.

Daiichi Sankyo Agreement

In April 2021, the Company entered into a Research Collaboration and Exclusive Option Agreement (the “Daiichi Agreement”) with Daiichi for the development of gene therapy candidates for two indications based on the GeneRide platform (each, a “Daiichi Candidates”). Under the terms of the Daiichi Agreement, Daiichi will fund all research and development activities related to the development of the Daiichi Candidates under a mutually agreed research plan (the “Daiichi Research Plan”). The Daiichi Agreement also provides Daiichi with an exclusive, non-binding option for each Daiichi Candidate to negotiate in good faith for a certain period of time to enter into a license agreement with respect to each such Daiichi Candidate (the “Daiichi License Options”).

The Company assessed the Daiichi Agreement in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. The Company concluded that its conduct of research services under the Daiichi Research Plan, which includes a research data package, participation in various joint oversight committees, a research license and a materials transfer, represents a single combined performance obligation. The Company determined the transaction price totaled $2,000, which included an upfront payment of $1,000 and an additional $1,000 prepayment of the first-year research and development fees. The entire transaction price will be allocated to the single combined performance obligation, which is transferred over the expected term of the conduct of the research services. Terms related to exclusive licenses negotiated after the exercise of the Daiichi License Options will be part of a separate contract and reflect applicable standalone selling prices. As such, the Company concluded the Daiichi License Options are not considered to be a material right.

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the three months ended June 30, 2021, the Company recognized $180 as service revenue under the Daiichi Agreement. As of June 30, 2021, there was $1,820 in deferred revenue related to the Daiichi Agreement, of which $1,393 was classified as current deferred revenue.

Collaboration Revenue

CANbridge Agreement

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement (the “CANbridge Agreement”) with CANbridge.

Under the terms of the CANbridge Agreement, the Company granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases (the “Fabry and Pompe License”), (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications (the “Candidate Option”) and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA (the “LB-001 Option”) in China, Taiwan, Hong Kong and Macau (“Greater China”). Pursuant to the CANbridge Agreement, LogicBio and CANbridge will collaborate to develop the gene therapy candidates referenced in (a) above for the treatment of Fabry and Pompe diseases plus, upon CANbridge’s exercise of the applicable option, two additional indications under a mutually agreed research plan. CANbridge agreed to provide funding for LogicBio’s activities under the research plan in accordance with a mutually agreed research budget.

Under the CANbridge Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10,000 from CANbridge. In addition, CANbridge is obligated to reimburse the Company for research and development costs incurred by the Company for activities related to the development of the gene therapy candidates for two indications, Pompe disease and Fabry disease, under a mutually agreed upon research plan (the “CANbridge Research Plan”).

The Company is eligible to receive up to $542,000 in aggregate from CANbridge contingent on the achievement of specified clinical, regulatory and sales milestones relating to the named gene therapy candidates for Fabry disease and Pompe diseases, the additional indications for which CANbridge exercises the Candidate Option, and the payment of any option exercise fees. The Company is also eligible to receive up to $49,000 in aggregate clinical, regulatory and sales milestones for LB-001, subject to the exercise of the LB-001 Option, and the payment of the LB-001 Option fee. CANbridge is obligated to pay to the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales for each non-LB-001 indication pursued. In addition, CANbridge will pay to the Company royalties based on an escalating tiered, high-single digit to mid-double digit percentage of the annual Greater China net sales for LB-001 for the treatment of MMA, subject to the exercise of the LB-001 Option.

The Company applied ASC Topic 808, Collaborative Arrangements (“ASC 808”) and determined that the CANbridge Agreement is within the scope of ASC 808. Furthermore, the Company determined that certain aspects of the CANbridge Agreement represented a vendor-customer relationship as CANbridge represents a customer for certain activities. As such, the Company applied the relevant guidance from ASC 606 to evaluate the appropriate accounting for the vendor-customer aspects of the CANbridge Agreement. In accordance with ASC 606, the Company identified its performance obligation as a grant of a license to CANbridge for certain of its intellectual property rights, including those relating to sL65, and its conduct of research services under the CANbridge Research Plan, which includes participation in various joint oversight committees and a technology transfer. The Company determined that its grant of a license to CANbridge to certain of its intellectual property subject to certain conditions was not distinct as it does not have stand-alone value to CANbridge apart from the services to be performed by the Company pursuant to the CANbridge Agreement. A third party would not be able to provide research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and CANbridge could not benefit from the license without the corresponding services. The Company also concluded that the LB-001 Option and Candidate Options were not provided to CANbridge at a significant discount. The terms of the options, including the upfront exercise fee and applicable milestone payments, reflected applicable standalone selling prices at the time of the CANbridge Agreement. As such, the Company concluded that none of the options was considered to be material rights and, as such, were not performance obligations.

Accordingly, the Company determined that its grant of a license to CANbridge and its conduct of research and development services under the research plan should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services.

In accordance with ASC 606, the Company determined that the initial transaction price under the CANbridge agreement was $10,878, consisting of the upfront, non-refundable and non-creditable payment of $10,000 and an upfront payment of estimated quarterly research costs $878. The upfront payment of $10,878 was initially recorded as deferred revenue and, along with payments related to the Company’s conduct of research services under the research plan, will be recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to CANbridge. The Company recorded the initial $878 prepayment of the quarterly research and development fees as deferred revenue, and such fees will be recognized as revenue as the research services are delivered.

The Company also assessed the effects of variable elements including the likelihood of receiving (i) various clinical, regulatory and commercial milestone payments, and (ii) royalties on net sales of any product candidate. Based on its assessment, the Company concluded that, based on the likelihood of these uncertain events occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company has not assigned a transaction price to these variable elements given the substantial uncertainty related to their achievement and has not assigned a transaction price to any CANbridge milestone or royalties.

The Company recognized revenue of $570 under the CANbridge Agreement for the quarter ended June 30, 2021. As of June 30, 2021, aggregate deferred revenue related to the CANbridge Agreement was $10,990 of which $3,450 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the quarter ended June 30, 2021.

10. INCOME TAXES

For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,499)	$(8,227)	$(20,781)	$(17,682)
Denominator:
Weighted-average common stock outstanding	32,162,375	23,326,018	32,048,716	23,250,910
Net loss per share — basic and diluted	$(0.33)	$(0.35)	$(0.65)	$(0.76)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock (which includes unvested restricted stock units and unvested restricted common stock), are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Unvested restricted common stock	17,844	64,681
Unvested restricted stock units	10,737	115,639
Options to purchase common stock	4,284,593	2,815,612
Term A Loan warrants	15,686	15,686

12. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of June 30, 2021, the Company had one operating lease with required future minimum payments related to its headquarters in Lexington, MA.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue, Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s prior headquarters in Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company leases approximately 23,901 square feet of space and is obligated to pay an initial annual base rent of approximately $1,494, which is subject to scheduled annual increases, plus certain operating expenses and taxes. The Company took possession of the space on April 1, 2020 (“Lease Commencement Date”) and the lease will continue through July 1, 2025 (“Lease Termination Date”). The Company has an option to extend the lease for a single additional term of 5 years. Upon execution of the 65 Hayden Ave Lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments are due in monthly installments through the Lease Termination Date.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases
Lease cost
Operating lease cost	$378	$464	$756	$789
Variable lease cost	216	186	431	284
Total lease cost	$594	$650	$1,187	$1,073
Other year-to-date lease information
Operating cash flows used for operating leases			$746	$496
Operating lease liabilities arising from obtaining right-of-use assets			$—	$6,428

The following table contains a summary of the lease liabilities recognized on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Other operating lease information
Operating lease liabilities — short-term	$1,159	$1,094
Operating lease liabilities — long-term	$4,361	$4,952
Weighted-average remaining lease term	4.0 years	4.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the three and six months ended June 30, 2021 and 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit interest rate, the Company utilized its incremental borrowing interest rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating lease as of June 30, 2021 and December 31, 2020, were as follows:

	As of June 30, 2021	As of December 31, 2020
Maturity of lease liabilities
2021	$769	$1,516
2022	1,562	1,562
2023	1,609	1,609
2024	1,656	1,656
2025	841	841
Thereafter	—	—
Total lease payments	6,437	7,184
Less: imputed interest	(917)	(1,138)
Total operating lease liabilities	$5,520	$6,046

13. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the three and six-month periods ended June 30, 2021 and 2020, the Company recorded research and development expense of $17 and $34, respectively, related to consulting services received from Mark Kay. In addition, as a result of his participation on the Scientific Advisory Board in June 2021, Mark Kay earned $5 and received a non-qualified stock option to purchase 5,000 shares of the Company’s common stock with a fair value of $13, which will be expensed over a two-year vesting period. Expenses related to Mark Kay’s participation on the Scientific Advisory Board are recorded in research and development expense.

14. COMMITMENTS AND CONTINGENCIES

Litigation and Related Matters

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of June 30, 2021, the Company did not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2021, or the 2020 10-K. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A. of the 2020 10-K, as may be amended or updated in subsequent filings with the SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage genetic medicine company pioneering gene editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. Our gene editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. Our gene delivery platform, sAAVy™, is an adeno-associated virus, or AAV, capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

Our lead product candidate, LB-001, is a single-administration, gene editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of methylmalonic acidemia, or MMA, in pediatric patients. MMA is a rare and life-threatening genetic disorder affecting approximately 1 in 50,000 newborns in the United States that often results in developmental delays and other long-term complications and a high rate of hospitalizations. In April 2021, we granted CANbridge Care Pharma Hong Kong Limited, or CANbridge, an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau.

Also based on our GeneRide technology, we are developing our product candidate, LB-301, for the treatment of Crigler-Najjar syndrome, a rare monogenic pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda Pharmaceutical Company Limited. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company. We have also demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models.

Based on our sAAVy technology, we are developing gene therapy candidates utilizing, among other things, AAV sL65, the first capsid produced from sAAVy, for the treatment of Fabry and Pompe diseases in collaboration with CANbridge. We also granted CANbridge an option to obtain an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications.

We expect to select future product candidates from diseases addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues. We plan to select at least one new development candidate from our preclinical portfolio by the end of 2021 and commence Investigational New Drug Application-enabling studies utilizing our modular approach and leveraging learnings from our lead programs.

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

On June 2, 2021, we announced that the first patient was dosed with LB-001 in our SUNRISE clinical trial for the treatment of pediatric patients with MMA. The SUNRISE trial is a multi-center, open-label, Phase 1/2 clinical trial designed to assess the safety and tolerability of a single intravenous infusion of LB-001 in pediatric patients with MMA characterized by methylmalonyl-CoA mutase gene, or MMUT, mutations. The SUNRISE Phase 1/2 clinical trial is expected to enroll eight pediatric patients with ages ranging from 6 months to 12 years, initially starting with 3 to 12 year old patients and then adding patients aged 6 months to 2 years. The SUNRISE trial will evaluate two dose cohorts of LB-001 (cohort 1 = 5 x 1013 vg/kg and cohort 2 = 1 x 1014 vg/kg). After initially starting with the lower dose in the 3 to 12 year old patient group (cohort 1, older age group, n=2), age de-escalation (cohort 1, younger age group, n=2) and dose escalation (cohort 2, older age group, n=2) are planned to occur in parallel. The decision to escalate the dose will be determined based solely on safety, whereas the decision to age de-escalate will be based on both safety and the detection of the pharmacodynamic biomarker, albumin-2A. Afterwards, based on a review of safety and/or the detection of albumin-2A, as applicable, from these two patient groups, the trial would progress to dosing additional patients in the younger age group at the higher dose (cohort 2, younger age group, n=2). The SUNRISE trial includes a six-week staggering interval between the dosing of each patient with the exception that age de-escalation and dose escalation can occur simultaneously. Patients will participate in a pre-dosing observational period and will be administered a prophylactic steroid regimen.

The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect seven centers in the United States and one center in Saudi Arabia to participate in the SUNRISE trial. Based on current projections for enrollment, we plan to provide an update on enrollment, dose escalation and age de-escalation in late 2021, and we expect to announce interim data by the end of 2021.

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

In July 2019, the U.S. Food and Drug Administration, or FDA, granted rare pediatric disease designation for LB-001 for the treatment of MMA, and in April 2019, FDA granted orphan drug designation for LB-001 for the treatment of MMA. In November 2020, the FDA granted fast track designation for LB-001 for the treatment of MMA, and in June 2021, the European Commission granted orphan drug designation to LB-001 for the treatment of MMA.

Our GeneRide Platform

Our gene editing platform, GeneRide, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. GeneRide is designed to support the development of a new generation of genetic medicines designed to insert a corrective gene in the human genome with the goal of avoiding certain risks associated with other methods of gene therapy and gene editing. The therapies developed based on our GeneRide platform are designed to use an engineered viral vector to deliver a corrective gene, known as a transgene, to the nuclei of a patient’s cells via a one-time infusion.

We believe that GeneRide has the potential to enable us to target diseases that cannot be treated by current genetic medicines, including early onset genetic childhood diseases where early intervention is critical in order to prevent progressive irreversible tissue damage that leads to long-term complications.

In addition, preclinical studies have shown that some specific product candidates targeting the liver based on the GeneRide platform have exhibited “selective advantage,” where modified cells take over the non-modified cells as the liver continues to regenerate, which allowed expression of therapeutic levels of the missing protein.

Our sAAVy Platform

We are also developing sAAVy, a next generation AAV capsid platform, for use in gene editing and gene therapy. At the American Society of Gene & Cell Therapy, or ASGCT, 2020 Annual Meeting in May 2020, we presented data showing that the capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark AAVs that are currently in clinical development. We are developing these highly potent vectors for use in our internal development candidates and collaborations. We announced data generated from translational animal models using these capsids at the ASGCT 2021 Annual Meeting in May 2021. In addition, in January 2021, we announced the extension of our collaboration with Children’s Medical Research Institute, or CMRI, to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as two additional tissues.

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through June 30, 2021, we have raised approximately $123.0 million through underwritten public offerings and at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into a Loan and Security Agreement for term loans with Oxford Finance LLC and Horizon Technology Finance Corporation, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of June 30, 2021, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so. As of June 30, 2021, the option to draw down the second tranche of the Term Loans had expired. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $20.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $120.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Impact of COVID-19

We are closely monitoring the COVID-19 pandemic in order to promote the safety of our personnel and to continue advancing our research and development activities. We are following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic, and have allowed our employees to return to working on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the six months ended June 30, 2021. However, we are aware that certain of our third party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which are currently having an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on clinical trials of LB-001, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

Components of Results of Operations

Revenue

Our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our agreements with CANbridge, Daiichi and Takeda. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase in the future as we continue to conduct the clinical program for our product candidate, LB-001, and as we increase our research and development headcount to continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, we expect that they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During the three and six months ended June 30, 2021, we recorded $0.3 million and $0.6 million, respectively, in interest expense, of which $0.2 million and $0.4 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. During the three and six months ended June 30, 2020, we recorded $0.3 million and $0.5 million, respectively, in interest expense, of which $0.2 million and $0.4 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
REVENUE
Collaboration and service revenue	$802	$965
Total revenue	802	965
OPERATING EXPENSES
Research and development	7,257	5,895
General and administrative	3,765	3,029
Total operating expenses	11,022	8,924
LOSS FROM OPERATIONS	(10,220)	(7,959)
OTHER (EXPENSE) INCOME:
Other expense, net	(279)	(268)
Loss before income taxes	(10,499)	(8,227)
Income tax provision	—	—
Net loss	$(10,499)	$(8,227)

Revenue

Our revenue for the three months ended June 30, 2021 consisted of $0.8 million, relating to our agreements with CANbridge, Daiichi and Takeda. Our revenue for the three months ended June 30, 2020 consisted of $1.0 million in revenue under the Takeda agreement. The decrease in revenue during the three months ended June 30, 2021 compared to the corresponding period in 2020 was related to winding down activities under the January 2020 Takeda agreement which was partially offset by revenue recognized under the April 2021 CANbridge and Daiichi agreements.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$1,835	$2,393	$(558)
Personnel-related costs	2,246	1,398	848
Lab supplies	678	765	(87)
Other research and development costs	2,498	1,339	1,159
Total research and development expenses	$7,257	$5,895	$1,362

Research and development expenses for the three months ended June 30, 2021 were $7.3 million, compared to $5.9 million for the three months ended June 30, 2020. The increase of approximately $1.4 million was primarily due to increases of $0.8 million in personnel-related costs as we increased our headcount as well as an increase of $1.2 million in other research and development costs, primarily driven by intellectual property licensing obligations due to certain of our licensors. These increases were partially offset by a decrease of $0.6 million in LB-001 external development and manufacturing costs. While there may be fluctuations on a quarterly basis, we expect that our research and development expenses will increase during 2021, as compared to 2020, as we continue to advance our pipeline both internally and with collaborators as well as continue to advance our LB-001 clinical program.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2021, compared to $3.0 million for the three months ended June 30, 2020. The increase of approximately $0.7 million was primarily driven by an increase of $0.4 million in personnel expenses, including a $0.1 million increase in stock-based compensation expense as we increased our headcount. While there may be fluctuations on a quarterly basis, we expect that our general and administrative expenses will continue to increase in 2021, as compared to 2020, as we incur expenses both internally and externally to support our collaborations, clinical trial and pipeline-related work.

Other Expense, Net

Other expense, net was $0.3 million for each of the three-month periods ended June 30, 2021 and 2020. Other expense, net remained consistent due to similar interest rates on our capital balances and principal amount due on the term loan balance during the periods.

Comparison of the Six Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
REVENUE
Collaboration and service revenue	$1,263	1,986
Total revenue	1,263	1,986
OPERATING EXPENSES
Research and development	13,676	13,068
General and administrative	7,824	6,221
Total operating expenses	21,500	19,289
Loss from operations	(20,237)	(17,303)
Other (expense) income:
Other (expense) income, net	(544)	(379)
Loss before income taxes	(20,781)	(17,682)
Income tax provision	—	0
Net loss	$(20,781)	$(17,682)

Revenue

Our revenue for the six months ended June 30, 2021 consisted of $1.3 million in revenue related to the Takeda, Daiichi and CANbridge agreements. Our revenue for the six months ended June 30, 2020 consisted of $2.0 million in revenue under the Takeda agreement. The decrease in revenue for the six months ended June 30, 2021 compared to the corresponding period in 2020 was related to winding down activities under the January 2020 Takeda agreement which was partially offset by revenue recognized under the April 2021 CANbridge and Daiichi agreements.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	(Decrease) / Increase
	(in thousands)
LB-001 external development and manufacturing costs	$3,698	$5,887	$(2,189)
Personnel-related costs	4,322	3,164	1,158
Lab supplies	1,594	1,546	48
Other research and development costs	4,062	2,471	1,591
Total research and development expenses	$13,676	$13,068	$608

Research and development expenses for the six months ended June 30, 2021 were $13.7 million, compared to $13.1 million for the six months ended June 30, 2020. The increase of approximately $0.6 million was primarily due to an increase of $1.2 million in personnel-related costs as we increased our headcount, as well as an increase of $1.6 million in other research and development costs, primarily driven by intellectual property licensing obligations due to certain of our licensors. These increases were partially offset by a $2.2 million decrease in LB-001 external development and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the six months ended June 30, 2021, compared to $6.2 million for the six months ended June 30, 2020. The increase of approximately $1.6 million was primarily driven by an increase of $0.5 million in legal fees and professional services due to an increase in corporate development and general corporate activities, and $0.6 million in personnel expenses, including a $0.3 million increase in stock-based compensation expense.

Other Expense, Net

Other expense, net was $0.5 million for the six months ended June 30, 2021 compared to other expense, net of $0.4 million for the six months ended June 30, 2020. The slight increase in other expense, net was primarily related to a decrease in interest income due to lower interest rates beginning in March 2020.

Liquidity and Capital Resources

Overview

Since our inception and through June 30, 2021, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of June 30, 2021, we had cash and cash equivalents of $68.1 million, which we believe will be sufficient to fund our operating expenses and capital expenditures for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(3,526)	$(15,845)
Net cash (used in) provided by investing activities	(352)	17,298
Net cash provided by financing activities	1,911	1,991
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,967)	$3,444

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $3.5 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $12.3 million decrease in net cash used in operating activities during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily driven by a $12.7 million increase in deferred revenue related to the upfront consideration received under the CANbridge and Daiichi agreements.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.4 million related to the purchases of property and equipment. During the six months ended June 30, 2020, net cash provided by investing activities was $17.3 million primarily related to the proceeds from our short-term investments that matured during the period which were not reinvested and instead held as cash and cash equivalents.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $1.9 million, primarily related to net proceeds from sales of our common stock under an Open Market Sale Agreement with Jefferies LLC as the sales agent, or the Open Market Sale Agreement, $2.1 million, partially offset by the repayment of principal on our term loans of $0.3 million. During the six months ended June 30, 2020, net cash provided by financing activities was $2.0 million, primarily related to sales of common stock under the Jefferies LLC agreement of $1.9 million.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of any product candidates from our current or future research programs;
•	continue to conduct our clinical program for LB-001 and initiate and conduct clinical trials for any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	seek marketing approvals for any product candidate that successfully completes clinical trials;
•	develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
•	establish and build out internal process and analytical development capabilities and preclinical and clinical grade production;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide and sAAVy platforms;
•

hire additional technical, quality, regulatory, clinical, scientific and commercial personnel and add operational, financial and management information systems and personnel, including personnel to support our process and product development, manufacturing and planned future commercialization efforts;

•	make royalty, milestone or other payments under current and any future license agreements;
•

establish and maintain supply chain and manufacturing relationships with third parties that can provide adequate products and services, in both amount, timing and quality, to support clinical development and the market demand for any product candidate for which we obtain regulatory approval;

•	lease and build new facilities, including offices and labs, to support organizational growth;
•	validate and build-out a commercial-scale current Good Manufacturing Practices, or cGMP, manufacturing facility; and
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval.

We are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates because of the numerous risks and uncertainties associated with the development of our lead product candidate, LB-001, and any other product candidates and programs we may develop and because the extent to which we may enter into collaborations with third parties for development of LB-001 and any other product candidates we may develop is unknown. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the initiation, scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001, which includes our SUNRISE Phase 1/2 clinical trial of LB-001 in MMA, and process development and manufacturing activities for LB-001;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including resolving any potential clinical holds that may be imposed on us;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to advance and complete our SUNRISE Phase 1/2 clinical trial of LB-001;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
•	the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved;
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale;
•	our ability to repay outstanding debt; and
•	our ability to attract, hire and retain qualified personnel.

A change in the outcome of any of the above variables that are applicable to the development of a product candidate could mean a significant change in the costs and timing associated with the research and development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time. We may never succeed in obtaining regulatory approval for our product candidates or any future product candidates.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our future cash needs through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. The terms of financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we may be required to delay, limit, reduce or terminate some or all of our research and product development, product portfolio expansion or future commercialization efforts.

At-the-Market Sales of Common Stock

In November 2019, we entered into the Open Market Sale Agreement. Under the terms of the Open Market Sale Agreement and the related prospectus supplement we filed with the SEC in November 2019, we may sell shares of our common stock at the then current market prices, from time to time, having an aggregate value of up to $50.0 million through Jefferies LLC. We pay up to a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the six months ended June 30, 2021, we issued 260,242 shares of our common stock at a weighted-average price of $8.46 per share, resulting in net proceeds to us of $2.1 million. During the six months ended June 30, 2020, we issued 269,540 shares of our common stock at a weighted-average price of $7.20, resulting in net proceeds to us of $1.9 million. At June 30, 2021, we had $44.3 million in aggregate gross offering amount available under the Open Market Sale Agreement and the related prospectus supplement.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 18, 2020, a purported shareholder class action, John R. Afinowicz v. LogicBio Therapeutics, Inc., et al., No. 2:20-cv-03009, was filed in the United States District Court for the District of New Jersey, naming the Company and certain of its officers as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s Investigational New Drug submission for LB-001 in the Company’s public disclosures, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought certification of a class of purchasers of the Company’s common stock during the period from December 3, 2018 through February 10, 2020. The plaintiff sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On May 13, 2020, the defendants moved to transfer the action from the District of New Jersey to the District of Massachusetts, and on May 18, 2020, shareholder John R. Afinowicz moved for appointment as lead plaintiff.  The Court granted Defendants’ motion to transfer on June 2, 2020, and the case was transferred to the District of Massachusetts (No. 1:20-cv-11158) on June 18, 2020. On February 18, 2021, the Court entered an order allowing the parties’ joint stipulation regarding deadlines associated with a motion to dismiss an amended complaint which is to be filed, subject to the case being trial ready, by March 1, 2022. On April 5, 2021, plaintiff filed a notice of voluntary dismissal against all defendants as to all claims without prejudice, and the Court has marked the case as closed.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).
EXHIBIT 10.1*+	—	Exclusive Research Collaboration, License and Option Agreement, dated April 26, 2021, between the Company and CANbridge Care Pharma Hong Kong Limited.
EXHIBIT 10.2*†	—	Form of Executive Employment Agreement applicable to executive officers.
EXHIBIT 10.3*†	—	Kyle Chiang Promotion Letter, dated November 6, 2020.
EXHIBIT 10.4*†	—	Consultancy Agreement, by and between the Company and Kyle Chiang, effective June 1, 2021.
EXHIBIT 10.5*†	—	Consultancy Agreement, by and between the Company and Bryan Yoon, dated November 6, 2020.
EXHIBIT 10.6*†	—	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement applicable to Frederic Chereau and Kyle Chiang.
EXHIBIT 10.7*†	—	Form of Confidential Information, Invention Assignment, Restricted Activities, and Arbitration Agreement applicable to executive officers other than Frederic Chereau and Kyle Chiang.
EXHIBIT 10.8*†	—	Form of Restricted Stock Unit Agreement applicable to executive officers.
EXHIBIT 31.1*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.
EXHIBIT 31.2*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1**	—	Section 1350 Certifications.

EXHIBIT 101.INS*	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: August 9, 2021	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: August 9, 2021	By:	/s/ Cecilia Jones
Cecilia Jones
Chief Financial Officer