Form 10-K/A
period 2020-12-31
LogicBio Therapeutics, Inc.
filed 2021-11-05
CIK 1664106

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form
10-K.
EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Annual Report on Form
10-K
of LogicBio Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”), is being filed solely to correct the Company’s accelerated filer status included on the cover page of the Original Filing. This Amendment corrects the Company’s filer status to non-accelerated
filer. The correct box is designated on the cover page of this Amendment. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the new certifications (as further explained in the last paragraph of this explanatory note).
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

In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraph 3 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment:

(3)	The following exhibits:

Number	Description

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

Date: November 5, 2021	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer