Form 10-Q
period 2021-09-30
LogicBio Therapeutics, Inc.
filed 2021-11-15
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 32,956,794 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “could,” “designed,” “estimate,” “expect,”  “goal,” “intend,” “may,” “plan,” “potential,” “project,” “strategy,” “will,” “would,” “should,” “seek,” “likely,” “become,” “develop,” “engage,” “execute,” “expand,” “goal,” “leverage,” “future,” “vision” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements may include statements concerning the following:

•

the design, cost, initiation, timing, progress and results of our current and future research and development activities, including statements with respect to our Phase 1/2 SUNRISE clinical trial and other development activities for our product candidate, LB-001, in methylmalonic acidemia, or MMA;

•	early clinical results and the significance and interpretation thereof and the expected timing of announcing additional interim clinical data in the SUNRISE trial;
•	potential attributes and benefits of our GeneRide™ and sAAVy™ platforms and our existing or future product candidates, including any potential benefit of such platforms over competing platforms;
•	our plans to continue to enroll patients in our SUNRISE trial;
•	the direct or indirect impacts of the COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators and vendors operate;
•	our ability to take advantage of the modular nature of our GeneRide platform to simplify and accelerate development of new product candidates;
•	the potential benefits of our collaboration and license agreements and our ability to enter into future collaboration and licensing arrangements;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our existing or future product candidates;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to obtain the funding for our operations necessary to continue the advancement of any product candidates;
•	our ability to advance any product candidate into and successfully complete clinical trials;
•	our intellectual property position, including obtaining and maintaining patents, the duration of our patent protection and trade secret protection; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading “Risk Factors Summary”, and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our plans to advance and complete our Phase 1/2 SUNRISE clinical trial for LB-001 in MMA, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. In addition we are subject to the following risks: existing preclinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for LB-001 and any other product candidates. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

LOGICBIO™, GENERIDE™, SAAVY™ and any associated logos are trademarks of LogicBio and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. The use or display of other parties’ trademarks, trade dress or products in this Quarterly Report on Form 10-Q does not imply that we have a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners. Any website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

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
•

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

•	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

•	We intend to identify and develop product candidates based on our novel GeneRide and sAAVy technology platforms, which makes it difficult to predict the time and cost of product candidate development.
•

Because gene delivery is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

•

Some or all of our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all.

•	Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
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

•	We may not be successful in our efforts to identify additional product candidates.
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

•

If we fail to comply with obligations in agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, including our agreements with Stanford University, or Stanford, and the University of Texas through which we license our core technology or our agreement with the NIH for development and commercial rights to the transgene for LB-001, we could lose such rights that are important to our business, and we may be unable to continue our development or commercialization programs as a result, which would be harmful to our business.

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

•	Patent terms and market exclusivity for our product candidates may be inadequate to protect our competitive position for an adequate amount of time.
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

Risks Related to Employee Matters and Managing Growth

•	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.
•	We may encounter difficulties in managing our growth, which could disrupt our operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,581	$70,075
Accounts receivable	119	263
Prepaid expenses and other current assets	985	2,205
Total current assets	60,685	72,543
Property and equipment, net	2,028	1,815
Restricted cash	622	622
Operating lease right-of-use asset	4,851	5,660
TOTAL ASSETS	$68,186	$80,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$903	$447
Accrued expenses and other current liabilities	3,466	2,701
Operating lease liabilities	1,193	1,094
Current portion of long-term debt	3,291	1,910
Current portion of deferred revenue	4,837	—
Total current liabilities	13,690	6,152
Long-term debt, net of issuance costs and discount	5,790	8,109
Operating lease liabilities, net of current portion	4,046	4,952
Deferred revenue, net of current portion	5,896	—
Total liabilities	29,422	19,213
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,945,616 and 31,775,748 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	169,718	161,415
Accumulated other comprehensive income	—	—
Accumulated deficit	(130,957)	(99,991)
Total stockholders’ equity	38,764	61,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,186	$80,640

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Collaboration and service revenue	$2,120	$926	$3,383	$2,912
Total revenue	2,120	926	3,383	2,912
OPERATING EXPENSES
Research and development	7,806	5,492	21,482	18,560
General and administrative	4,257	3,200	12,081	9,421
Total operating expenses	12,063	8,692	33,563	27,981
LOSS FROM OPERATIONS	(9,943)	(7,766)	(30,180)	(25,069)
OTHER INCOME (EXPENSE):
Interest income	3	2	13	179
Interest expense	(270)	(276)	(824)	(821)
Other (expense) income, net	(3)	1	(3)	(10)
Total other expense, net	(270)	(273)	(814)	(652)
Loss before income taxes	(10,213)	(8,039)	(30,994)	(25,721)
Income tax benefit	28	—	28	—
Net loss	$(10,185)	$(8,039)	$(30,966)	$(25,721)
Net loss per share—basic and diluted	$(0.31)	$(0.34)	$(0.96)	$(1.10)
Weighted-average common stock outstanding—basic and diluted	32,443,960	23,599,052	32,181,912	23,367,804

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,185)	$(8,039)	$(30,966)	$(25,721)
Other comprehensive income:
Unrealized gain (loss) on investments	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive loss	$(10,185)	$(8,039)	$(30,966)	$(25,721)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, January 1, 2020	23,036,943	$3	$109,640	$14	$(67,370)	$42,287
Vesting of restricted stock	160,340	—	—	—	—	—
Exercise of options	19,378	—	84	—	—	84
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	—	(9,455)	(9,455)
BALANCE, March 31, 2020	23,216,661	3	110,529	—	(76,825)	33,707
Vesting of restricted stock	18,642	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $33	269,540	—	1,907	—	—	1,907
Stock-based compensation expense	—	—	769	—	—	769
Net loss	—	—	—	—	(8,227)	(8,227)
BALANCE, June 30, 2020	23,504,843	3	113,205	—	(85,052)	28,156
Vesting of restricted stock	13,381	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $41	166,937	—	1,320	—	—	1,320
Stock-based compensation expense	—	—	854	—	—	854
Net loss	—	—	—	—	(8,039)	(8,039)
BALANCE, September 30, 2020	23,685,161	$3	$115,379	$—	$(93,091)	$22,291

BALANCE, January 1, 2021	31,775,748	$3	$161,415	$—	$(99,991)	$61,427
Vesting of restricted stock	31,372	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $65	251,086	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	989	—	—	989
Net loss	—	—	—	—	(10,282)	(10,282)
BALANCE, March 31, 2021	32,058,206	3	164,495	—	(110,273)	54,225
Vesting of restricted stock	84,384	—	—	—	—	—
Exercise of options	70,620	—	52	—	—	52
Issuance of common stock related to at-the-market offerings, net of issuance costs of $1	9,156	—	45	—	—	45
Stock-based compensation expense	—	—	997	—	—	997
Net loss	—	—	—	—	(10,499)	(10,499)
BALANCE, June 30, 2021	32,222,366	3	165,589	—	(120,772)	44,820
Vesting of restricted stock	11,489	—	—	—	—	—
Exercise of options	49,926		35			35
Issuance of common stock, net of issuance costs of $92	661,835	—	2,962	—	—	2,962
Stock-based compensation expense	—	—	1,132	—	—	1,132
Net loss	—	—	—	—	(10,185)	(10,185)
BALANCE, September 30, 2021	32,945,616	$3	$169,718	$—	$(130,957)	$38,764

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,966)	$(25,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	451	349
Net amortization of premiums and discounts on investments	—	26
Stock-based compensation expense	3,118	2,428
Non-cash interest expense	173	156
Non-cash lease expense	811	1,366
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,220	917
Accounts receivable	144	—
Accounts payable	456	411
Accrued expenses and other current liabilities	26	(1,368)
Deferred revenue	10,733	—
Net cash used in operating activities	(13,834)	(21,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments	—	17,500
Purchase of property and equipment	(734)	(343)
Net cash (used in) provided by investing activities	(734)	17,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87	84
Net proceeds from at-the-market common stock issuances	5,098	3,227
Principal repayments on term loan	(1,111)	—
Net cash provided by financing activities	4,074	3,311
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,494)	(968)
Cash, cash equivalents and restricted cash at beginning of year	70,697	33,875
Cash, cash equivalents and restricted cash at end of period	$60,203	$32,907
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$59,581	$32,285
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$60,203	$32,907
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$651	$666
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$6,428
Property and equipment purchases in accrued expenses and accounts payable	$48	$—
Deferred financing costs in accounts payable and accrued expenses	$—	$133

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

Based on the Company’s GeneRide technology, LogicBio is developing its lead product candidate, LB-001, to treat methylmalonic acidemia (“MMA”) in pediatric patients. The SUNRISE trial is a multi-center, open label, Phase 1/2 clinical trial designed to assess the safety, tolerability and preliminary efficacy of LB-001 in pediatric patients with MMA characterized by methylmalonyl CoA mutase gene (“MMUT”) mutations. The Company expects seven centers in the United States and one center in Saudi Arabia to participate in the SUNRISE trial.

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement with CANbridge Care Pharma Hong Kong Limited (“CANbridge”), pursuant to which LogicBio granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to AAV sL65 (“sL65”), the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau. Also in April 2021, the Company announced a research collaboration with Daiichi Sankyo Company, Limited (“Daiichi”) for the development of treatments for two indications based on GeneRide. In addition, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) in January 2020 to develop LB-301, an investigational therapy leveraging GeneRide, for the treatment of Crigler-Najjar syndrome (“CN”), a rare pediatric disease. As of September 30, 2021, the work under the research plan has been completed.

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

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the nine months ended September 30, 2021. However, the Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which are currently having an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $30,966 during the nine months ended September 30, 2021. Net cash used in operations for the nine months ended September 30, 2021 was $13,834. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of September 30, 2021, the Company had cash and cash equivalents of $59,581 which management believes will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2022. On a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of the Company’s ASC 205-40 analysis is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

The Company will require substantial additional capital to fund its research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, and ongoing operating expenses. Management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from its collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2021, consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$59,199	$59,199	$—	$—
Total financial assets	$59,199	$59,199	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$69,277	$69,277	$—	$—
Total financial assets	$69,277	$69,277	$—	$—

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

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the nine months ended September 30, 2021.

4. INVESTMENTS

As of September 30, 2021 and December 31, 2020, the Company did not hold any short-term or long-term investments.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$1,847	$1,200
Accrued professional services	1,251	988
Accrued lab supplies	215	71
Accrued IP licensing fees	—	70
Other	153	372
Total accrued expenses and other current liabilities	$3,466	$2,701

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

6. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allows the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company (the “Term A Loan”). In September 2020 and March 2021, the Company entered into amendments to the Loan Agreement, each of which extended the availability of the $10,000 second tranche subject to certain conditions. In the second quarter of 2021, the Company met the conditions to initiate drawdown of the second tranche but did not exercise its right to do so, and the option to draw down the second tranche of the Term Loans expired.

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

In conjunction with the Loan Agreement, the Company issued 15,686 of common stock warrants (“Warrants”) to the Lenders at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the condensed consolidated balance sheets. Finally, the Company incurred issuance costs of approximately $150. Both the debt discount and issuance costs will be accreted to long-term debt on the condensed consolidated balance sheets by charges to interest expense over the term of the Term A Loan using the effective interest method.

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

Interest expense was $270 and $824 for the three and nine months ended September 30, 2021, respectively. Interest expense was $276 and $821 for the three and nine months ended September 30, 2020, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at September 30, 2021. The components of the long-term debt balance are as follows:

	September 30, 2021	December 31, 2020
Notes payable, gross	$8,889	$10,000
Less: Unamortized debt discount and issuance costs	(112)	(175)
Accretion of final payment fee	304	194
Carrying value of notes payable	9,081	10,019
Less: Current portion of long-term debt	(3,291)	(1,910)
Long-term debt, net of issuance costs and discount	$5,790	$8,109

As of September 30, 2021, the estimated future principal payments due were as follows:

As of September 30, 2021
2021	$834
2022	3,333
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$8,889

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Company’s Board of Directors (“Board”). On January 1, 2021, the Company increased the number of shares available for future grant under the 2018 Plan by 1,272,547 shares. At September 30, 2021, there were 759,002 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Compensation Committee of the Board, except with respect to such matters that are not delegated to the Compensation Committee by the Board (collectively, the “Administrator”). The exercise prices, vesting and certain other restrictions are determined at the discretion of the Administrator, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. The term of stock options awarded under the 2018 Plan may not exceed 10 years from the grant date. Stock options, shares of restricted stock and restricted stock units (“RSU”) granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over one to four years.

Stock Options

During the nine months ended September 30, 2021 and 2020, the Company granted options with time-based vesting to purchase 2,097,256 and 870,203 shares of common stock, respectively, with a weighted-average grant date fair value per share of $4.13 and $4.80, respectively. The Company recorded stock-based compensation expense for options granted of $2,812 and $1,999 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 4,508,640 outstanding options, of which 2,693,368 were unvested, and $9,738 of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.9 years.

Restricted Common Stock

The Company has granted shares of restricted common stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted common stock during the nine months ended September 30, 2021 or 2020. The Company recorded stock-based compensation expense for restricted common stock granted of $132 and $108 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 11,153 shares of unvested restricted common stock outstanding, all of which have been expensed as of September 30, 2021.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company granted 5,939 and 125,737 RSUs during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded stock-based compensation for RSUs granted of $174 and $321 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 5,939 unvested RSUs outstanding and $14 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a weighted-average period of 0.3 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Research and development	$1,051	$776
General and administrative	2,067	1,652
Total stock-based compensation expense	$3,118	$2,428

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

During the nine months ended September 30, 2021, the Company issued 922,077 Open Market Shares at a weighted-average price of $5.70 per share, resulting in net proceeds to the Company of $5,098. During the nine months ended September 30, 2020, the Company issued 436,477 shares of its common stock at a weighted-average price of $7.56 per share, resulting in net proceeds to the Company of $3,227. At September 30, 2021, the Company had $41,253 in aggregate gross offering amount available under the Open Market Sale Agreement.

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

During the three and nine months ended September 30, 2021, the Company recognized $43 and $556, respectively, in service revenue under the Takeda Agreement. During the three and nine months ended September 30, 2020, the Company recognized $926 and $2,912, respectively, in service revenue under the Takeda Agreement. As of September 30, 2021, there was $119 in accounts receivable on the consolidated balance sheet related to the Takeda Agreement.

Daiichi Sankyo Agreement

In April 2021, the Company entered into a Research Collaboration and Exclusive Option Agreement (the “Daiichi Agreement”) with Daiichi for the development of gene therapy candidates for two indications based on the GeneRide platform (each, a “Daiichi Candidate”). Under the terms of the Daiichi Agreement, Daiichi will fund all research and development activities related to the development of the Daiichi Candidates under a mutually agreed research plan (the “Daiichi Research Plan”). The Daiichi Agreement also provides Daiichi with an exclusive, non-binding option for each Daiichi Candidate to negotiate in good faith for a certain period of time to enter into a license agreement with respect to each such Daiichi Candidate (the “Daiichi License Options”).

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

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the three and nine months ended September 30, 2021, the Company recognized $392 and $572, respectively, as service revenue under the Daiichi Agreement. As of September 30, 2021, there was $1,428 in deferred revenue related to the Daiichi Agreement, of which $1,130 was classified as current deferred revenue.

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

The Company recognized revenue of $1,685 and $2,255 under the CANbridge Agreement for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, aggregate deferred revenue related to the CANbridge Agreement was $9,305 of which $3,707 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the quarter ended June 30, 2021.

10. INCOME TAXES

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

11. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,185)	$(8,039)	$(30,966)	$(25,721)
Denominator:
Weighted-average common stock outstanding	32,443,960	23,599,052	32,181,912	23,367,804
Net loss per share — basic and diluted	$(0.31)	$(0.34)	$(0.96)	$(1.10)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock (which includes unvested restricted stock units and unvested restricted common stock), are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Unvested restricted common stock	11,153	51,300
Unvested restricted stock units	5,939	120,437
Options to purchase common stock	4,508,640	2,835,149
Term A Loan warrants	15,686	15,686

12. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of September 30, 2021, the Company had one operating lease with required future minimum payments related to its headquarters in Lexington, MA.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases
Lease cost
Operating lease cost	$378	$465	$1,134	$1,254
Variable lease cost	208	190	639	474
Total lease cost	$586	$655	$1,773	$1,728
Other year-to-date lease information
Operating cash flows used for operating leases			$385	$929
Operating lease liabilities arising from obtaining right-of-use assets			$—	$6,428

The following table contains a summary of the lease liabilities recognized on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Other operating lease information
Operating lease liabilities — short-term	$1,193	$1,094
Operating lease liabilities — long-term	$4,046	$4,952
Weighted-average remaining lease term	3.8 years	4.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the three and nine months ended September 30, 2021 and 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit interest rate, the Company utilized its incremental borrowing interest rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating lease as of September 30, 2021 and December 31, 2020, were as follows:

	As of September 30, 2021	As of December 31, 2020
Maturity of lease liabilities
2021	$385	$1,516
2022	1,562	1,562
2023	1,609	1,609
2024	1,656	1,656
2025	841	841
Thereafter	—	—
Total lease payments	6,053	7,184
Less: imputed interest	(814)	(1,138)
Total operating lease liabilities	$5,239	$6,046

13. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the three and nine-month periods ended September 30, 2021 and 2020, the Company recorded research and development expense of $17 and $51, respectively, related to consulting services received from Mark Kay. In addition, as a result of his participation on the Scientific Advisory Board in June 2021, Mark Kay earned $5 and received a non-qualified stock option to purchase 5,000 shares of the Company’s common stock with a fair value of $13, which will be expensed over a two-year vesting period. Expenses related to Mark Kay’s participation on the Scientific Advisory Board are recorded in research and development expense.

14. COMMITMENTS AND CONTINGENCIES

Litigation and Related Matters

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of September 30, 2021, the Company did not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

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

Overview

We are a clinical-stage genetic medicine company pioneering gene editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. Our genome editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. Our gene delivery platform, sAAVy™, is an adeno-associated virus, or AAV, capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

Our lead product candidate, LB-001, is a single-administration, genome editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of methylmalonic acidemia, or MMA, in pediatric patients. MMA is a rare and life-threatening genetic disorder affecting approximately 1 in 50,000 newborns in the United States that often results in developmental delays and other long-term complications and a high rate of hospitalizations. In April 2021, we granted CANbridge Care Pharma Hong Kong Limited, or CANbridge, an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau.

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of Crigler-Najjar syndrome, a rare monogenic pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda Pharmaceutical Company Limited, or Takeda. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company, or Daiichi. In addition, we demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models, and more recently, in hereditary tyrosinemia type 1, or HT1, and Wilson disease.

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

We expect to select future product candidates from diseases addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues. We plan to select one new development candidate from our preclinical portfolio by the end of 2021 and commence Investigational New Drug Application-enabling studies utilizing our modular approach and leveraging learnings from our lead programs.

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll up to eight patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5 x 1013 vg/kg and 1 x 1014 vg/kg). On June 2, 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-cleared protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose.

On October 18, 2021, we announced early results from the SUNRISE trial. The early results showed measurable levels of albumin-2A, a technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. On October 18, 2021, we also announced that, following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, the independent Data Safety Monitoring Board, or the DSMB, overseeing the SUNRISE trial recommended continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients in the lower age (six months to two years old) cohort at the lower dose. In late October 2021, the third patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in the six-month to two-year-old age group, experienced a serious adverse event, or SAE, deemed possibly related to study drug. The SAE was noted during a scheduled visit that took place two weeks after dosing. This SAE is being ultimately categorized as a case of thrombotic microangiopathy, or TMA, which has been previously reported in association with other adeno-associated virus genetic therapies, and classically presents as a syndrome of hemolytic anemia, thrombocytopenia, and acute kidney injury. While the SAE experienced by this patient was characterized by hemolytic anemia and acute kidney injury, thrombocytopenia was not present. The patient was hospitalized, monitored and responded well to intravenous fluids and parenteral nutrition. The patient is currently asymptomatic. Key laboratory parameters that were abnormal at the time of the visit have either returned to normal or improved, and following a hospitalization of less than a week, the patient is continuing outpatient assessments in accordance with the protocol. We reported the SAE to the DSMB along with a proposed response plan, which was endorsed by the DSMB. The plan includes proposed protocol amendments to increase patient monitoring. In accordance with our regulatory obligations, we also reported the SAE to the FDA. We plan to continue to enroll the study in accordance with the protocol and additional safety measures we have communicated to the sites.

In accordance with the protocol, following the dosing of two patients in the lower age cohort and two patients from the older age cohort with the higher dose, the SUNRISE trial could progress to dosing additional patients in the younger age group at the higher dose (cohort 2, younger age group, n=2), subject to a review of safety data and/or albumin-2A detection, as applicable. The SUNRISE trial includes a six-week staggering interval between the dosing of each patient with the exception that age de-escalation and dose escalation can occur simultaneously. Patients participate in a pre-dosing observational period and are administered a prophylactic steroid regimen.

The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect seven centers in the United States and one center in Saudi Arabia to participate in the SUNRISE trial. Based on current projections for enrollment, we expect to announce interim data by the end of 2021.

In addition to the Phase 1/2 SUNRISE trial, we have also completed a retrospective natural history study designed to evaluate disease progression in pediatric patients with MMA. These data helped to provide us with a better understanding of the natural progression of the disease, the impact of a liver transplant on the outcomes of MMA patients and potential endpoints such as the relevance of methylmalonic acid levels on clinical outcomes, with the goal of informing our future clinical development in MMA and our discussions with regulatory agencies as we look toward advancing our MMA program. We presented preliminary findings from our retrospective natural history study at the American College of Medical Genetics in April 2021.

In July 2019, the U.S. Food and Drug Administration, or FDA, granted rare pediatric disease designation for LB-001 for the treatment of MMA, and in April 2019, the FDA granted orphan drug designation for LB-001 for the treatment of MMA. In November 2020, the FDA granted fast track designation for LB-001 for the treatment of MMA, and in June 2021, the European Commission granted orphan drug designation to LB-001 for the treatment of MMA.

Our GeneRide Platform

Our genome editing platform, GeneRide, is a new approach to precise gene insertion harnessing a cell's natural DNA repair process potentially leading to durable therapeutic protein expression levels. GeneRide is designed to support the development of a new generation of genetic medicines designed to insert a corrective gene in the human genome with the goal of avoiding certain risks associated with other methods of gene therapy and gene editing. The therapies developed based on our GeneRide platform are designed to use an engineered viral vector to deliver a corrective gene, known as a transgene, to the nuclei of a patient’s cells utilizing a one-time infusion.

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

At the European Society of Gene & Cell Therapy, or ESGCT, conference in October 2021, we presented preclinical data that validates previous research in MMA and highlights selective advantage in two additional indications characterized by intrinsic liver damage,

HT1, and Wilson disease. In the HT1 mice models with acute liver damage, the data showed that GeneRide-corrected hepatocytes repopulated the entire liver within weeks post-administration, replacing the diseased hepatocytes with corrected hepatocytes. These mice models demonstrated restored normal body growth, liver function, and undetectable succinyl acetone levels, one of the toxic metabolites that accumulates in patients with HT1. In a Wilson disease mouse model, GeneRide-corrected hepatocytes partially repopulated the liver within months, and the treated mice showed improvements in liver function, hepatomegaly, and urinary copper excretion.

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

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through September 30, 2021, we have raised approximately $126.0 million through underwritten public offerings and at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into a Loan and Security Agreement for term loans with Oxford Finance LLC and Horizon Technology Finance Corporation, or the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of September 30, 2021, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our product candidate and any future product candidates. Our net loss was $31.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $131.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

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

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the nine months ended September 30, 2021. However, we are aware that certain of our third-party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which are currently having an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the Term A Loan borrowing under the loan agreement in July 2019. A portion of the interest expense on the Term A Loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During each of the three and nine months ended September 30, 2021 and 2020, we recorded $0.3 million and $0.8 million, respectively, in interest expense, of which $0.2 million and $0.7 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
REVENUE
Collaboration and service revenue	$2,120	$926
Total revenue	2,120	926
OPERATING EXPENSES
Research and development	7,806	5,492
General and administrative	4,257	3,200
Total operating expenses	12,063	8,692
LOSS FROM OPERATIONS	(9,943)	(7,766)
OTHER (EXPENSE) INCOME:
Other expense, net	(270)	(273)
Loss before income taxes	(10,213)	(8,039)
Income tax provision	28	—
Net loss	$(10,185)	$(8,039)

Revenue

Our revenue for the three months ended September 30, 2021 consisted of $2.1 million, relating to our agreements with CANbridge, Daiichi and Takeda. Our revenue for the three months ended September 30, 2020 consisted of $0.9 million in revenue under the Takeda agreement. The increase in revenue during the three months ended September 30, 2021 compared to the corresponding period in 2020 was related to revenue recognized under the April 2021 CANbridge and Daiichi agreements, which was partially offset by a decrease in revenue under the Takeda Agreement due to winding down activities. We expect our collaboration and service revenue to increase in the fourth quarter of 2021, as compared to the third quarter of 2021, as we continue to conduct activities under the CANbridge and Daiichi agreements.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$2,207	$1,714	$493
Personnel-related costs	2,778	1,536	1,242
Lab supplies	1,068	642	426
Other research and development costs	1,753	1,600	153
Total research and development expenses	$7,806	$5,492	$2,314

Research and development expenses for the three months ended September 30, 2021 were $7.8 million, compared to $5.5 million for the three months ended September 30, 2020. The increase of approximately $2.3 million was primarily due to increases of $1.2 million in personnel-related costs related to an increase in headcount associated with the progress of both our partnered and internal programs and a corresponding increase of $0.4 million in lab supplies. In addition, LB-001 external development and manufacturing costs increased $0.5 million mainly driven by an increase in activities supporting the LB-001 development program. We expect that our research and development expenses will increase during the fourth quarter as we continue to advance our pipeline both internally and with collaborators as well as continue to advance our LB-001 clinical program.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020. The increase of approximately $1.1 million was primarily driven by an increase of $0.4 million in personnel expenses as we increased our headcount to support our continued research and development activities as well as build our corporate and administrative functions, as well as an increase of $0.4 million in fees relating to professional services due to an increase in general corporate activities. We expect that our general and administrative expenses will remain relatively consistent during the fourth quarter of 2021 as compared to the third quarter of 2021.

Other Expense, Net

Other expense, net was $0.3 million for each of the three-month periods ended September 30, 2021 and 2020. Other expense, net remained consistent due to similar interest rates on our capital balances and principal amount due on the term loan balance during the periods.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
REVENUE
Collaboration and service revenue	$3,383	2,912
Total revenue	3,383	2,912
OPERATING EXPENSES
Research and development	21,482	18,560
General and administrative	12,081	9,421
Total operating expenses	33,563	27,981
LOSS FROM OPERATIONS	(30,180)	(25,069)
OTHER (EXPENSE) INCOME:
Other expense, net	(814)	(652)
Loss before income taxes	(30,994)	(25,721)
Income tax provision	28	—
Net loss	$(30,966)	$(25,721)

Revenue

Our revenue for the nine months ended September 30, 2021 consisted of $3.4 million in revenue related to the Takeda, Daiichi and CANbridge agreements. Our revenue for the nine months ended September 30, 2020 consisted of $2.9 million in revenue under the Takeda agreement. The increase in revenue for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was related to revenue recognized under the April 2021 CANbridge and Daiichi agreements which was partially offset by a decrease in revenue under the Takeda Agreement due to winding down activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$5,905	$7,601	(1,696)
Personnel-related costs	7,270	4,700	2,570
Lab supplies	2,662	2,188	474
Other research and development costs	5,645	4,071	1,574
Total research and development expenses	$21,482	$18,560	$2,922

Research and development expenses for the nine months ended September 30, 2021 were $21.5 million, compared to $18.6 million for the nine months ended September 30, 2020. The increase of approximately $2.9 million was primarily due to an increase of $2.6 million in personnel-related costs related to an increase in headcount associated with the progress of both our partnered and internal programs, with a corresponding increase of $0.5 million in lab supplies. During the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, there was an increase of $1.6 million in other research and development costs, primarily driven by intellectual property licensing obligations due to certain of our licensors and increased collaboration costs. These increases were partially offset by a $1.7 million decrease in LB-001 external development and manufacturing costs, which primarily consisted of a $3.4 million decrease in contract manufacturing costs for LB-001 clinical supply offset by an increase of $1.8 million in expenses related to the clinical trials.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the nine months ended September 30, 2021, compared to $9.4 million for the nine months ended September 30, 2020. The increase of approximately $2.7 million was primarily driven by an increase of $1.1 million in personnel expenses as we increased our headcount to support our continued research and development activities as well as build our corporate and administrative functions. There was also a $1.0 million increase in professional service fees due to an increase in corporate development and general corporate activities as well as $0.6 million increase in other general and administrative costs primarily related to an increase in corporate communications, insurance, and other general and administrative expenses.

Other Expense, Net

Other expense, net was $0.8 million for the nine months ended September 30, 2021 compared to other expense, net of $0.7 million for the nine months ended September 30, 2020. The increase in other expense, net was primarily related to a decrease in interest income due to lower interest rates beginning in March 2020.

Liquidity and Capital Resources

Overview

Since our inception and through September 30, 2021, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of September 30, 2021, we had cash and cash equivalents of $59.6 million, which we believe will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are filed. While we intend to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Our plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(13,834)	$(21,436)
Net cash (used in) provided by investing activities	(734)	17,157
Net cash provided by financing activities	4,074	3,311
Net decrease in cash, cash equivalents and restricted cash	$(10,494)	$(968)

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $13.8 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $7.6 million decrease in net cash used in operating activities during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily driven by a $10.7 million increase in deferred revenue related to the upfront consideration received under the CANbridge and Daiichi agreements and partially offset by an increase in cash operating expenses.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million related to the purchases of property and equipment. During the nine months ended September 30, 2020, net cash provided by investing activities was $17.2 million primarily related to the proceeds from our short-term investments that matured during the period which were not reinvested and instead held as cash and cash equivalents.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $4.1 million, primarily related to net proceeds from sales of our common stock under an Open Market Sale Agreement with Jefferies LLC as the sales agent, or the Open Market Sale Agreement, of $5.1 million which was partially offset by the repayment of principal on our term loans of $1.1 million. During the nine months ended September 30, 2020, net cash provided by financing activities was $3.3 million, primarily related to sales of common stock under the Jefferies LLC agreement of $3.2 million.

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
•

comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, and current good manufacturing practice, or cGMP; establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and

•	experience any delays or encounter issues with any of the above.

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

At September 30, 2021, we had $59.6 million of cash and cash equivalents on hand, which we currently expect will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001, which includes our Phase 1/2 SUNRISE clinical trial of LB-001 in MMA, and process development and manufacturing activities for LB-001;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including resolving any potential clinical holds that may be imposed on us;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to advance and complete our Phase 1/2 SUNRISE clinical trial of LB-001;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of process development and manufacturing activities;
•	the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved;
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale;
•	our ability to repay outstanding debt; and
•	our ability to attract, hire and retain qualified personnel.

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our future cash needs through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. There is no assurance that we will be successful in obtaining any additional financing on terms acceptable to the Company, if at all. Additionally, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we may be required to delay, reduce or eliminate some or all of our research and development programs, preclinical and clinical development programs or future commercialization efforts, or we may be unable to continue operations.

At-the-Market Sales of Common Stock

In November 2019, we entered into the Open Market Sale Agreement. Under the terms of the Open Market Sale Agreement and the related prospectus supplement we filed with the SEC in November 2019, we may sell shares of our common stock at the then current market prices, from time to time, having an aggregate value of up to $50.0 million through Jefferies LLC. We pay up to a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the nine months ended September 30, 2021, we issued 922,077 shares of our common stock at a weighted-average price of $5.70 per share, resulting in net proceeds to us of $5.1 million. During the nine months ended September 30, 2020, we issued 436,477 shares of our common stock at a weighted-average price of $7.56, resulting in net proceeds to us of $3.2 million. At September 30, 2021, we had $41.3 million in aggregate gross offering amount available under the Open Market Sale Agreement and the related prospectus supplement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. We have incurred net losses in each year since our inception, including net losses of $31.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $131.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities as well as to building out our team and infrastructure. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to continue to enroll patients in SUNRISE and continue to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide and sAAVy technology platforms, conduct process development and manufacturing activities, conduct clinical trials, seek regulatory approval and, if we receive approval from the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that our expenses will also increase substantially if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	continue to conduct our clinical program for LB-001 and initiate and conduct clinical trials for any other product candidates we identify and develop;
•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions;
•

seek regulatory approvals for any product candidates that successfully complete clinical trials;  develop, optimize, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;

•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide and sAAVy technology platforms;
•

hire additional scientific, clinical, technical, quality, regulatory, general and administrative, and commercial personnel and add operational, financial and management information systems and personnel, including personnel to support our process and product development, manufacturing and planned future commercialization efforts;

•	make royalty, milestone or other payments under current or future in-license agreements;

•

establish and maintain supply chain and manufacturing relationships with third parties that can provide adequate products and services, in both amount, timing and quality, to support our development programs and the market demand for any product candidate for which we obtain regulatory and marketing approval;

•	lease and build new facilities, including offices and labs, to support organizational growth;
•	comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP or cGMP;
•	build out and validate clinical and commercial-scale cGMP manufacturing capabilities;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and
•	experience any delays or encounter issues with any of the above.

Furthermore, our ability to successfully develop, commercialize and license our product candidates and potentially generate product revenue is subject to substantial additional risks and uncertainties. Each program and any product candidate we develop, along with our GeneRide and sAAVy platforms, will require additional preclinical and clinical development, regulatory approval in one or more jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. See “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

At September 30, 2021, we had $59.6 million of cash and cash equivalents on hand. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our abilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our business, prospects, financial condition, results of operations, share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize LB-001 and any other product candidate we may identify and develop. We will require additional capital, which we may seek to raise through equity offerings, debt financings, marketing and distribution arrangements, collaborations, strategic alliances, licensing arrangements or other sources, to enable us to complete the development and potential commercialization of LB-001 and any other product candidate. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. For more information, see the risk factor titled "– Under our ASC 205-40 analysis, there is 'substantial doubt' that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q." In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LB-001 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, if applicable, any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001, which includes our Phase 1/2 SUNRISE clinical trial of LB-001 in MMA, and process development and manufacturing activities for LB-001;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including resolving any potential clinical holds that may be imposed on us;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to advance and complete our Phase 1/2 SUNRISE clinical trial of LB-001;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of process development and manufacturing activities;
•	the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved;
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale;
•	our ability to repay outstanding debt; and
•	our ability to attract, hire and retain qualified personnel.

Identifying potential product candidates and conducting preclinical testing, process development, manufacturing activities and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and one or more are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, reduce or eliminate some or all of our research and development programs, preclinical and clinical development programs or future commercialization efforts, or we may be unable to continue operations. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in us discontinuing our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of convertible debt securities or equity, including through our existing at-the-market equity facility, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations. For information about our current outstanding debt, see Note 6 in the accompanying notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the risk factor titled "The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility." If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. To date, we have not generated any revenue from product sales and do not anticipate generating revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	identify product candidates and complete research and development of any product candidates we may identify;
•	obtain sufficient financial and other resources to complete the LB-001 development program and the development programs of any other product candidate;
•

obtain data from clinical programs of our product candidates that supports an acceptable risk-benefit profile of each such product candidate in the intended populations, including LB-001 in pediatric patients with MMA;

•	develop safe and effective delivery mechanisms for our genome editing therapeutic product candidates;
•	achieve desirable medicinal properties for the intended indications;
•	seek and obtain regulatory approvals for any product candidate for which we complete clinical trials;
•

launch and commercialize any product candidate for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure and/or  collaborating with a commercialization partner;

•	qualify for adequate healthcare coverage and reimbursement by government and third-party payors for any product candidate for which we obtain regulatory approval;
•	develop, enhance, scale and validate a manufacturing process and analytical methods for any product candidates we may develop;
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

Additionally, because our technology involves genome editing and gene therapy we are subject to the following additional challenges and risks, including:

•

regulatory requirements that govern gene and cell therapy products, which have changed frequently and may continue to change in the future, and few products that involve the genetic modification of patient cells have been approved in the United States or the European Union, or the EU;

•

the FDA’s recommendation of a follow-up observation period of up to 15 years or longer for all patients who receive treatment using gene delivery , necessitating us to adopt such an observation period for any product candidate we may develop;

•

gene delivery technologies are novel approaches and may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such technologies;

•	reports may arise from preclinical or clinical testing of the gene delivery technologies of our competitors that may raise safety or efficacy concerns about our product candidates.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

We intend to identify and develop product candidates based on our novel GeneRide and sAAVy technology platforms, which makes it difficult to predict the time and cost of product candidate development. No genome editing product has been approved in the United States or in Europe and only a few gene therapy products have been approved in the United States and Europe. In addition, there have only been a limited number of human clinical trials involving a gene editing and gene therapy product candidates, and our Phase 1/2 SUNRISE clinical trial is the first clinical trial of a product candidate utilizing our nuclease-free genome editing technology.

We have concentrated our research and development efforts on product candidates utilizing our GeneRide and sAAVy technology platforms. Our future success depends on the successful development of these novel therapeutic approaches. To date, no product that utilizes our GeneRide or sAAVy technology has been approved. There have been a limited number of clinical trials of gene editing and gene therapy technologies, however no genome editing product candidates have been approved and only a few gene therapy products have been approved in the United States and Europe. Our Phase 1/2 SUNRISE clinical trial is the first clinical trial of a product candidate that utilizes our technology. In addition, because our Phase 1/2 SUNRISE clinical trial of LB-001, our lead product candidate based on our technology is our first clinical trial of LB-001, we have not yet been able to fully assess safety in humans. In late October 2021, the third patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in the six-month to two-year-old age group, experienced a serious adverse event, or SAE, deemed possibly related to study drug. For more information, see “LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because non-human animal DNA differs from human DNA, results of tests of our product candidates in preclinical animal models for either safety or efficacy may not be predictive of results that may be observed in humans. Also, preclinical animal models may not exist for some of the diseases we expect to pursue. Our GeneRide genome editing and sAAVy technologies harness homologous recombination, or HR, a naturally occurring DNA repair process that maintains the fidelity of the genome. The mechanism of action of this technology is still not completely understood. Therefore, it is and will be difficult for us to predict whether any of our product candidates will be able to successfully and consistently integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells or otherwise result in sufficient expression of the target protein to reach therapeutic levels. We cannot be certain that any of our product candidates will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause SAEs, such as the SAE referenced above, or toxicities. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our GeneRide or sAAVy technology platforms, or any similar or competitive gene delivery platforms, will result in the identification, development and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. Any development problems we experience in the future related to our GeneRide or sAAVy technology platforms or any of our research programs may cause significant delays or unanticipated costs, or we may not be able to solve for the issue. We may also experience delays in developing a capable and scalable manufacturing process or transferring that process to collaboration partners. Any of these factors may prevent us from completing our preclinical studies or clinical trials that we may initiate or prevent us from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene delivery is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Because gene delivery is novel, the regulatory requirements governing any gene delivery product candidates we develop are uncertain and subject to change. For example, the FDA issued several guidance documents regarding gene therapy in July 2018 and January 2020. The FDA also issued a guidance document in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for global regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of genome editing, gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genome editing and gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual genome editing or gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies to regulatory bodies in other jurisdictions, including Saudi Arabia, where our Phase 1/2 SUNRISE clinical trial is expected to be conducted, and the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy products, cell therapy products or products developed through the application of gene editing technology may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Furthermore, during the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the CAT, may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No genome editing product and very few gene therapy products have been approved in the United States or in Europe.

Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing or gene therapy technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research and development programs or the commercialization of resulting products.

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

We have limited experience conducting clinical trials and no history commercializing genetic medicine product candidates and we may encounter difficulties transitioning from a research-stage to clinical-stage company to ultimately a commercial-stage company, which may make it difficult to evaluate the prospects for our future viability.

We were founded in 2014 and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology such as our GeneRide and sAAVy technology platforms, identifying and developing LB-001, undertaking preclinical studies, business planning and raising capital. Other than LB-001, which is in clinical development, all of our programs are still in the preclinical or research stage of development. The risk of failure in the biopharmaceutical industry for programs or product candidates at such stage of development is high. We have not yet demonstrated an ability to successfully complete any interventional clinical trials, including pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities, if any, of our product candidates is approved. We may not be successful in such a transition.

Preclinical drug development is uncertain. Some or all of our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain FDA approval to market a new product, we must demonstrate proof of safety and efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Application, or IND, in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs, if any, or if the outcome of our preclinical testing and studies will ultimately support the further development of any of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, our IND for LB-001 was placed on clinical hold by the FDA in February 2020 in order to evaluate certain clinical and preclinical aspects of our submission. While the clinical hold for LB-001 was lifted in August 2020, there can be no assurances that the FDA will not place this IND, or any IND relating to any other of our product candidates that we may file in the future, on clinical hold, requiring us to address any issues raised by the FDA in order to continue the applicable clinical trials.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per product candidate. Delays associated with product candidates for which we are conducting preclinical testing and studies ourselves may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain product candidates conducted by our current and potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and initiation of clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical data to support clinical development;
•	delays in reaching a consensus with regulatory agencies on preclinical and clinical study design;
•	inability to obtain appropriate or sufficient test agents or preclinical animal models in connection with the indication the product candidate is meant to address;
•	recruiting and retaining the appropriate scientific and technical personnel; and
•	the product candidate may not be applicable to the indication we intend to address.

Moreover, even if we obtain positive results from preclinical studies or clinical trials, including interim data from a clinical trial, we may not achieve the same success in ongoing or future trials.

Clinical trials are expensive, difficult to design and implement, and involve an uncertain outcome.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidates we may identify and develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans of any such product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and there is a high failure rate for product candidates proceeding through clinical trials. The results of preclinical studies and clinical trials, including interim data from a clinical trial, of our product candidates may not be predictive of the results of ongoing or future clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and genetic medicine industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for particular indications, including LB-001 for MMA or any other potential indication.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

A clinical trial may be suspended or terminated by us, either independently or based on a recommendation by the DSMB, for such trial, by institutional review boards, or IRBs, of the institutions in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including (1) failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols; (2) findings from inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities; (3) safety issues or adverse side effects; (4) failure to demonstrate a benefit from using a drug; (5) changes in governmental regulations; (6) administrative actions or lack of adequate funding to continue the clinical trial; or (7) imposition of a clinical hold by the FDA or other regulatory authorities. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

In January 2020, we announced the submission of an IND for our lead product candidate, LB-001, to support the initiation of a Phase 1/2 clinical trial in pediatric patients with MMA, which the FDA placed on clinical hold in February 2020 pending the resolution of certain clinical and nonclinical questions. FDA lifted this hold in August 2020, and on June 2, 2021, we announced we had dosed the first patient in our Phase 1/2 SUNRISE clinical trial for LB-001 in pediatric patients with MMA. If the FDA places our SUNRISE trial on clinical hold for any reason, including the occurrence of a safety event such as the SAE that occurred in October 2021 described further above and for which we will continue to provide updates to the FDA in accordance with our regulatory obligations, or any similar or other SAEs that may occur in the future, we would be delayed in continuing this study until we address issues raised by the FDA and may not be successful in addressing such issues in order to continue this study. In addition, safety issues that may arise in the SUNRISE trial could adversely affect our ability to develop other product candidates using our proprietary technology.

LB-001 will require extensive clinical testing before we are prepared to submit a Biologic License Application, or BLA, for regulatory approval in the United States or submit a comparable application for regulatory approval in other jurisdictions. We cannot predict with any certainty if or when we might complete the development of LB-001 and submit a BLA for regulatory approval of LB-001 or whether any such BLA will be approved by the FDA or a comparable application for regulatory approval may be approved in other jurisdictions. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

Clinical trials are time-consuming and subject to potential delays.

To date, we have not completed any clinical trials for any of our product candidates, including LB-001. On June 2, 2021, we announced that we dosed the first patient in our Phase 1/2 SUNRISE clinical trial. We may experience delays in conducting any clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned to address clinical holds imposed by regulatory authorities or for other reasons, recruit and enroll patients on time or be completed on schedule, or at all. For example, our IND for LB-001 was placed on clinical hold by the FDA in February 2020 in order to evaluate certain clinical and preclinical aspects of the submissions. The clinical hold for LB-001 was lifted in August 2020, and on June 2, 2021, we announced that we dosed the first patient in our Phase 1/2 SUNRISE clinical trial in MMA. However, there can be no assurances that FDA will not place this IND or any clinical trials under this IND, or any IND or clinical trials thereunder relating to other product candidates that we may file in the future on clinical hold, thereby delaying our clinical trials.  Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•

the FDA or other regulatory authorities disagreeing as to the design or implementation of our clinical trials, including alignment with regulatory authorities on registrational endpoints for indications where there are not generally accepted registrational endpoints;

•

determining achievable endpoints in connection with our clinical trials that are accepted by the FDA or other regulatory authorities, including with respect to the number of patients and the length of time;

•	obtaining regulatory approval to commence a trial or to restart a trial following a clinical hold;
•

reaching an agreement on acceptable terms with prospective  contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining IRB approval at each site;
•

regulators, IRBs, DSMBs, safety committees, or ethics committees, may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our product candidate, or a finding that the participants are being exposed to unacceptable health risk;

•	recruiting suitable patients to participate in a trial, particularly in light of the COVID-19 pandemic;
•

availability of competing therapies and clinical studies, and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to available therapies or other product candidates in development;

•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	having patients complete a trial or return for post-treatment follow-up, which could be especially challenging in light of the COVID-19 pandemic;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	clinical sites deviating from trial protocol or subjects dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	occurrence of SAEs associated with any product candidates we may develop, including those that are viewed to outweigh their potential benefits;
•	occurrence of SAEs in trials of the same class of agents conducted by other sponsors;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate and/or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we or any sponsor investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials or receive regulatory approval of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
•	any of our collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. In addition, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, gene therapy or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of any product candidates we may develop may be delayed.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic, and we do not know the extent and scope of such delays at this point. The enrollment of patients depends on many factors, including:

•	the patient inclusion and exclusion criteria defined in the protocol including exclusion criteria;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	severity of the disease under investigation;
•	the proximity of patients to trial sites and any barriers on patients' ability to travel (such as travel restrictions patients may encounter due to the COVID-19 pandemic);
•	the design of the trial;
•	availability and efficacy of approved medications for the disease under investigation;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any potentially competitive product candidates being studied in clinical trials and new products that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•	the risk that the patients we screen may not be eligible to advance to the clinical trial and that the size of the qualifying patient population;
•

perceived risks and benefits of the product candidate under investigation or the method by which such product candidate will be administered to patients, in particular from patients, their caregivers and physicians;

•	perceived risks and benefits of genome editing as a therapeutic approach;
•	perceived risks and benefits of the product candidate based on any interim data or updates that we may announce;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing and managing relationships with CROs and other vendors, as well as clinical trial sites and investigators;
•	different standards for the conduct of clinical trials;
•	different standard-of-care for patients with a particular disease;
•	inability to locate qualified local consultants, physicians and partners; and

•	potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

Adverse public perception of gene delivery technologies may negatively impact regulatory approval of, or demand for, our potential products.

We are developing therapies using genome editing and gene therapy technology. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of genome editing and gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing and gene therapy are unsafe, unethical or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Public perception of the cost, durability and potential harm from over-expression of genome editing and gene therapy may also affect public acceptance of our product candidates. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. The Alliance for Regenerative Medicine in Washington has issued principles setting forth a bioethical framework for the use of gene editing in therapeutic applications that states that the use of gene editing technologies in research that involved altering human embryos or human germline cells is currently not appropriate. Similarly, the National Institute of Health, or the NIH, has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

Serious adverse events in our clinical trials, such as the SAE in our Phase 1/2 SUNRISE clinical trial described above, or other clinical trials involving gene delivery technology, particularly AAV genetic medicines, such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, some of which took years to present. SAEs, such as these, whether in our clinical trials or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased regulation and regulatory scrutiny, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates.

We may not be successful in our efforts to identify additional product candidates.

Part of our strategy involves identifying novel product candidates. Other than LB-001, all of our product candidates are still in the preclinical or research stage of development. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including:

•	we may not be able to generate sufficient preclinical data to support the initiation of clinical trials;
•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
•	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•

potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

•	negative results in the clinical trials for any of our product candidates could negatively impact other product candidates based on the same or similar technologies;
•	potential product candidates may not be effective in or applicable to treating their targeted diseases;
•	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
•	a potential product candidate may not be commercially viable;
•	we may experience difficulties reaching a consensus with regulatory agencies on preclinical study design;
•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and/or
•	the regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that can impact safety, efficacy and quality. We or our contract manufacturers must supply all necessary documentation in support of a BLA, or an application for regulatory approval in another jurisdiction, on a timely basis and must adhere to the FDA’s, or the applicable regulatory authority's, GLP, and cGMP regulations enforced by the FDA through its facilities inspection program. None of our contract manufacturers has produced a commercially-approved gene editing product, and some of our contract manufacturers have not produced a commercially-approved gene therapy product and therefore have not yet obtained the requisite FDA approvals to do so. The facilities and quality systems of some or all of our third-party contractors, as well as any facilities and quality systems we may have in the future, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval, or approval by regulatory authorities in other jurisdictions, will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or regulatory authorities in other jurisdictions can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. In the United States, an alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay, and there may be similar requirements in other jurisdictions. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Although we announced on June 2, 2021 that we dosed the first patient in our first clinical trial, our Phase 1/2 SUNRISE clinical trial for LB-001 in pediatric patients with MMA, it is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death, some of which took years to present. There can be no assurance that our genome editing technologies will not cause undesirable side effects. In October 2021, a patient in our Phase 1/2 SUNRISE clinical trial experienced an SAE, as described above.

Serious adverse events or undesirable side effects caused by any product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in many gene editing products is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. While we believe our GeneRide technology obviates this through the use of HR, we cannot be certain that off-target editing will not occur in any of our planned or future clinical trials. There is also the potential risk of delayed adverse events following exposure to gene editing therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material. In addition to serious adverse events or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated. If unacceptable side effects arise in the development of any of our product candidates, we, including in consultation with the DSMB, the FDA or other regulatory authorities, or the IRBs at the institutions in which our studies are conducted, could suspend or terminate our clinical trials or the FDA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. In that case, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, which could harm our business, financial condition, results of operations and prospects.

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

The regulatory approval processes of the FDA, the EMA and other regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, the EMA and other regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved and the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither LB-001 nor any other product candidate we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States, the EU or any other jurisdiction until we receive regulatory approval from the applicable regulatory authority. It is possible that the FDA, the EMA or other regulatory authorities may refuse to accept for substantive review any applications for marketing approval that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other regulatory authorities, that such product candidates are safe and effective for their intended uses. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA and other regulatory authorities. The FDA, the EMA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other studies required by regulatory authorities, approval of any marketing application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

Of the large number of potential products in development, only a small percentage successfully completes the FDA, the EMA or regulatory approval processes in other jurisdictions and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

We are heavily dependent on the success of LB-001, our lead product candidate, and if LB-001 does not receive regulatory approval in the United States or other jurisdictions, or is not successfully commercialized, our business will be harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of LB-001. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize LB-001. We currently have no products that are approved for commercial sale and may never be able to develop marketable products.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LB-001. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of LB-001, which may never occur. We cannot be certain that LB-001 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LB-001 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA, the EMA and regulatory authorities in other jurisdictions.

We are not permitted to market LB-001 in the United States until it receives approval of a BLA from the FDA, or in any foreign jurisdictions until it receives the requisite approval from such jurisdictions.

We have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

LB-001 is our lead product candidate, and because any other product candidate would be based on similar technology, if LB-001 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business. For example, our IND for LB-001 was placed on clinical hold in February 2020 by the FDA in order to evaluate certain clinical and preclinical aspects of the submissions. FDA lifted this hold in August 2020, and we announced on June 2, 2021 that we dosed the first patient in our Phase 1/2 SUNRISE clinical trial for LB-001 in pediatric patients with MMA.  In addition, in October 2021, a patient in our Phase 1/2 SUNRISE clinical trial experienced a serious adverse event, as described further above.

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

Approval processes vary among jurisdictions and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Due to the novel nature of our platform, any product candidates we may develop will likely require processing and manufacturing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we are developing generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight unplanned deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

The manufacturing processes for our product candidates are complex. As we develop a commercial-scale manufacturing process, we are exploring improvements to the manufacturing process for our product candidates on a continual basis. Changes to the manufacturing process may occur in connection with efforts to optimize our process in preparation for the potential advancement of our clinical trial or commercialization of our product candidates. Changes to this process could induce a change in the purity or potency of a product candidate. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies or to collect additional data from patients prior to undertaking additional clinical studies, or to perform a bridging study.  The FDA could also require us to file a new IND with respect to such changes in our manufacturing process. These requirements may lead to delays in our clinical development and commercialization plans.

Our employees and independent contractors, including investigators, CROs, CMOs, consultants, vendors and any third parties we may engage in connection with development and commercialization, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business.

Misconduct by our employees and independent contractors, including investigators, CROs, contract manufacturing organizations, or CMOs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, EMA rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) GXP; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, additional integrity oversight and reporting obligations, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our CROs, CMOs, suppliers and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of LB-001 or any other product candidate could be delayed.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and those of our third-party contractors, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

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

We contract with third parties, including those with manufacturing facilities, to supply some of our discovery and preclinical research. We currently also rely on third-party manufacturers and other vendors for the manufacture and testing of our materials for clinical trials. We expect to continue to do so for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

We may be unable to establish any agreements with third-party manufacturers for clinical and commercial supply manufacturing, or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including such any third-party manufacturer:

•	experiencing staffing difficulties;
•	undergoing changes in priorities or becoming financially distressed;
•	forming relationships with other entities, some of which may be our competitors;
•

experiencing unanticipated events that cause negative consequences in such third party's ability to fulfill its obligations to us, including due to the COVID-19 pandemic or natural disasters requiring delay or cessation of operations;

•

potential unauthorized disclosure or misappropriation of our intellectual property by CMOs, which may allow our potential competitors to access and exploit our proprietary technology and reduce our trade secret protection;

•	having limited capacity for manufacturing slots;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	reliance on the third party for regulatory compliance, quality assurance, compliance with specifications, maintaining proper chain of custody, safety, and pharmacovigilance and related reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements in or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could harm our business, financial condition, results of operations and prospects.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for drug substance or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are a few potential alternative manufacturers who could manufacture any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and preclinical testing. We currently rely, and expect to continue to rely, on CROs and other vendors, as well as clinical trial sites and investigators to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

We intend to rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We and our CROs will be required to comply with the GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area, or the EEA, and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be sure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We may seek collaborative relationships for the development and commercialization of any product candidate we may develop. For example, in January 2020, we announced a research collaboration with Takeda, in April 2021, we entered into an Exclusive Research Collaboration. License and Option Agreement with CANbridge, and in April 2021, we also entered into a research collaboration with Daiichi. Future collaborators could include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend partly on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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
•

a collaboration partner may delay preclinical studies or clinical trials, provide insufficient funding for a nonclinical program or clinical trial, stop a clinical trial, nonclinical study or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials, or require a new formulation of a product candidate for testing;

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
•

collaborations involving a co-development relationship increases the risk to successful completion of a development program because it requires coordination between multiple sponsors on a number of topics, including regulatory and development strategy and safety reporting;

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
•

in addition, if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

If conflicts arise between our collaborators or strategic partners, such as CANbridge, Daiichi, Takeda, Stanford, NIH, CMRI, the University of Texas or Oregon Health & Science University, or OHSU, and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our GeneRide or sAAVy technologies. Additionally, because our current or future collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our GeneRide or sAAVy technologies. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. The failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators would prevent us from receiving future milestone and royalty payments which would negatively impact our revenues.

If we fail to comply with obligations in agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, including our agreements with Stanford, the University of Texas and NIH, we could lose such rights that are important to our business, and we may be unable to continue our development or commercialization programs as a result, which would be harmful to our business.

We are a party to agreements with Stanford and the University of Texas to license our core technology, and we are party to a license agreement with the NIH for development and commercialization rights to the transgene for LB-001. We are also party to an agreement with CMRI for development and commercialization rights to the first capsid produced from the sAAVy platform, sL65. We may enter into additional agreements with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

In exchange for the rights granted to us pursuant to the Stanford agreement, the University of Texas agreement, the NIH agreement and the CMRI agreement, we are obligated to make payments upon the achievement of certain milestone events and to pay annual maintenance fees and specified royalties. If we fail to comply with our obligations under our agreements with Stanford, the University of Texas, the NIH, CMRI or any future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Our business has been adversely affected by the ongoing coronavirus pandemic and we expect it to continue to have a negative impact on our business.

In March 2020, the World Health Organization characterized the COVID-19 outbreak a “pandemic.” The pandemic and government measures taken in response have since had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Although the FDA has approved certain therapies and vaccines for emergency use and distribution, the logistics of implementing a national vaccine program, the willingness of individuals to get vaccinated and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown.

The Company is following federal, state and local requirements and guidelines with respect to COVID-19, and has allowed its employees to return to working on-premises in accordance with those requirements and guidelines.

Our research, development and manufacturing activities are dependent on our ability to continue our work on premises at our laboratory. We also rely on third parties, such as CROs and CMOs, located in areas that are affected by the COVID-19 pandemic for certain research, development and manufacturing activities. Many of these third parties have also limited their staff from working on premises as part of their response to the COVID-19 pandemic. The COVID-19 pandemic may have a significant negative effect on our business and future results due to a variety of factors, including the health of our employees, our ability to maintain operations, the ability of our third party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.  The Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which are currently having an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

The pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to LB-001. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Further, any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

On March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant in response to the COVID-19 pandemic. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. Since then, the FDA has continuously monitored the pandemic and adjusted its inspection policies in line with safety of its inspectors, travel restrictions, and public health needs. For example, as of July 2020, the FDA utilized a rating system to assist in determining when and where it is safest to conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In May 2021, the FDA issued a roadmap as to how it intended to restore normal inspection operations and reduce the backlog of inspections that had built up due to delays caused by the pandemic. While this roadmap is subject to pandemic developments, the FDA hoped to restore standard operations by September 2021.  Depending on the course of the pandemic in various geographic areas, the FDA may not be able to maintain its planned restoration of standard operations and delays or setbacks are possible in the future. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

No consistent policy regarding the scope of claims allowable in the field of gene therapy has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Pending and future patent applications may not result in issued patents that protect our business, in whole or in part, or that effectively prevent others from commercializing competitive products. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or will file issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged by third parties, narrowed, circumvented invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market biosimilar versions of any approved products by submitting abbreviated BLAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable, or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. We or our licensors may in the future become subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or to other patent offices around the world. Alternately or additionally, we or our licensors may become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings and other similar proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others on which we rely to protect our business. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; limit the duration of the patent protection of our technology and products; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Pursuant to the terms of some of our license agreements with third parties, some of our third party licensors have the right, but not the obligation in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our GeneRide platform technology and our sAAVy platform technology.

These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Stanford and the NIH, the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. In addition, our rights to our in-licensed patents and patent applications may be dependent, in part, on inter-institutional or other operating agreements between the joint owners of such in-licensed patents and patent applications. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected, which could harm our competitive position, business, financial conditions, results of operations and prospects.

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

In our license agreements, and we expect in our future agreements, we have the right under specified conditions to bring, or permit our licensor(s) to bring, any actions against any third party for infringing on the patents we have exclusively licensed. Certain of our license agreements also require us to meet development thresholds and other obligations to maintain the license, including establishing a set timeline for developing and commercializing products. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of genome editing and gene therapy and filing patent applications potentially relevant to our business. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interests in such patents.

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

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts, resources and attention from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our licensed or owned patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to some of our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could harm our business, financial condition, results of operations and prospects.

Patent terms for our product candidates may be inadequate to protect our competitive position for an adequate amount of time.

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

We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. Additionally or alternatively, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If we are not able to obtain and enforce market exclusivity for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

In our industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. Market exclusivity is comprised of both patent and other intellectual property protection, as well as regulatory exclusivity.

In the United States and some other countries, when market exclusivity expires and generic/biosimilar versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical and biologics development are exempt from patent infringement in the United States and other jurisdictions, for example, in the U.S. by the provisions of 35 U.S.C. § 271(e)(1), or the Safe Harbor. However, in the United States and certain other jurisdictions, the Safe Harbor exemption is more limited after the sponsor obtains approval for a BLA. Therefore, the risk that a third party might allege patent infringement may increase as our products approach commercialization. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors.

Legal issues related to the patentability of biopharmaceuticals, and methods of their manufacture and use, are complex and uncertain in some countries. In some countries, applicants are not able to protect methods of treating human beings or medical treatment processes. Intellectual property protection varies throughout the world and is subject to change over time. Certain jurisdictions have enacted various rules and laws precluding issuance of patents encompassing any methods a doctor may practice on a human being or any other animal to treat a disease or condition. Thus, in some countries and jurisdictions, it may not be possible to patent some of our product candidates at all. In some countries and jurisdictions, only composition claims may be obtained, and only when those compositions are or contain compounds that are new and/or novel. Also, patents issued with composition claims (i.e., covering product candidates) cannot always be enforced to protect methods of using those compositions to treat or diagnose diseases or medical conditions. In such countries or jurisdictions, enforcement of patents to protect our product candidates, or their uses, may be difficult or impossible. Lack of patent protection in such cases may have a materially adverse effect on our business and financial condition.

Additionally, we expect that some of the product candidates we develop will be regulated as biologics in the United States and therefore they may be subject to competition from biosimilars approved through an abbreviated regulatory pathway. The Affordable Care Act includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the date on which the reference product was first approved.

During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for a 12-year period of regulatory exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates, their manufacture or their use might expire before or shortly after those candidates receive regulatory approval and are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available upon regulatory approval in those countries where we are prosecuting patents. This includes in the United States under the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be possible.

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

Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. The America Invents Act, as well as any future patent reform, and implementation thereof could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations, and prospects.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to our GeneRide and sAAVy platforms, we consider trade secrets and know-how to be an important component of our intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our GeneRide technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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

The intellectual property landscape around genome editing and gene therapy is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could adversely affect the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. However, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights, and our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Moreover, due to the intense research and development that is taking place by several companies, including us and our competitors, in the fields of genome editing and gene therapy, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property, and proprietary rights in the future. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third party patents.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make genome editing and gene therapy products that are similar to any product candidates we may develop or utilize similar gene therapy technology but that are not covered by the claims of the patents that we license or may own in the future;

•

others may be able to make or utilize genome editing and gene therapy technology that functions as a viable alternative to technology we may develop or technology covered by the claims of the patents that we license or may own in the future;

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

Third-party payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell any products profitably. Within the United States, for example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, significantly revised coverage and payment for health care services. The Affordable Care Act expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate and included a number of provisions relevant to coverage and payment of prescription drugs, such as subjecting biologic products to potential competition by lower-cost biosimilars; increasing minimum rebates under the Medicaid Drug Rebate Program  and extending the Medicaid Drug Rebate program to  prescription drugs covered by Medicaid managed care organizations; requiring manufacturers to provide discounts on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries in the Medicare Part D coverage gap (i.e., the so-called “donut hole”); and subjecting  manufacturers to new annual fees for certain branded prescription drugs.

We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. As another example, legislation enacted in 2018 increased the discount on Medicare Part D drugs purchased by Medicare beneficiaries in the coverage gap in 2019. The Affordable Care Act has also been subject to judicial challenge. For example, in June 2021, the Supreme Court rejected a challenge to the constitutionality of the Affordable Care Act on the grounds that the states and individuals that brought the challenge did not have standing.

Beyond the Affordable Care Act, there have been ongoing reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. For example, President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the U.S. Secretary of Health and Human Services recently issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs, and Democrats recently included drug pricing reform provisions reflecting elements of the plan in a broader spending package in late 2021, such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and the Centers for Medicare & Medicaid Services subsequently indicated that the rule would not be implemented without further rulemaking. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results..

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1 to December 31, 2021). The Congressional Budget Office has indicated that the American Rescue Plan Act of 2021 will likely trigger a statutory provision that requires that automatic payment cuts be put into place in 2022 if a statutory action creates a net increase in the deficit and require reductions in Medicare spending. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

While we have received orphan drug designation for LB-001 for the treatment of MMA, we may not be able to obtain orphan drug marketing exclusivity for LB-001 or enjoy the benefits associated with orphan drug designation.

In July 2019, the FDA granted rare pediatric disease designation for LB-001 for the treatment of MMA, and in April 2019, the FDA granted orphan drug designation for LB-001 for the treatment of MMA. In November 2020, the FDA granted fast track designation for LB-001 for the treatment of MMA, and in June 2021, the European Commission granted orphan drug designation to LB-001 for the treatment of MMA.

Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation may entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

In the European Union, orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In addition, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product candidate for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

There is no guarantee that we will be able to enjoy the benefits associated with orphan drug designation. Further, we may seek orphan drug designation for our other product candidates in the future, however, there is no guarantee that we will obtain any such designation or be able to enjoy the benefits thereof.

Our current and future business operations will be subject to applicable healthcare regulatory laws, which could expose us to penalties and other sanctions.

We are or may become subject to healthcare regulation and enforcement by various government authorities.  These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. In the United States, biopharmaceutical companies and their products are subject to extensive regulation at the federal and state level, including laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which will apply only if and when we have an approved product, include:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements related to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;

•

the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;

•

federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public.

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

We and any CMOs and other third party vendors we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. For example, the HIPAA and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers, including U.S. clinical trial sites, with which we interact are subject to HIPAA, and we have assumed contractual obligations related to protecting the privacy of personal information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts and we could face civil and criminal penalties. In addition, our operations have been affected by the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. On November 3, 2020, California voters passed a ballot initiative approving the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.  The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.  Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022.  Other states are also enacting comprehensive privacy legislation, including Virginia and Colorado, both of which passed expansive privacy laws in 2021 that take effect in 2023.

In addition, we may be subject to privacy and security laws in the various jurisdictions outside of the United States in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the EEA is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States, has led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Our efforts to comply may also be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EU and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant as well as private lawsuits by affected data subjects. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws and private lawsuits brought by data subjects. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages by data subjects, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Frederic Chereau, our President and Chief Executive Officer, as well as the other members of our management, scientific, clinical, technical and regulatory teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons subjects us to a number of risks, including the risks of impeding the achievement of our research, development and commercialization objectives, failure to coordinate responsibilities and tasks, the impact on corporate culture, and the retention of historical knowledge. Further, our Board of Directors and management succession planning efforts may not be effective, which could adversely impact our business.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, as well as from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, technical, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

We may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced significant growth recently. Our management has diverted, and may need to divert, a disproportionate amount of its attention away from our day-to-day activities to devote time to managing our growth. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or train the additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Managing our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Our focus is the development of genetic medicines. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics, Precision BioSciences and Graphite Bio. We may also compete with companies developing gene therapy products, including Homology Medicines, Astellas Pharma, Pfizer, bluebird bio, uniQure and Generation Bio. There are also companies pursuing base editing technologies, including Beam Therapeutics. Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA-based approach, Selecta Biosciences with an AAV gene therapy, and HemoShear Therapeutics using a small molecule. If any of our competitors obtains regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved.

There are several companies developing competing products using AAV gene therapies that target CN, the indication for which we conducted development activities for LB-301. These organizations include Genethon, Selecta Biosciences and the Institute for Life Changing Medicines. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-301, if approved.

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

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including government healthcare programs as well as private health insurance, establish favorable coverage and reimbursement for our product candidates, if approved.

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

We currently focus our research and product development on treatments for rare pediatric diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which could harm our business, financial condition, results of operations, and prospects.

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

Our stock price may be volatile. The stock market in general, and the market for pharmaceutical and biopharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of companies whose stock is experiencing those price and volume limitations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual performance. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased them. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	timing and results of clinical trials of any product candidate we develop or those of our competitors;
•	developments related to our collaborations;
•	regulatory actions with respect to any product candidate we may develop or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	failure or discontinuation of any of our product development and research programs;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•

results from preclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

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

In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of September 30, 2021, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. See Note 6 to our condensed financial statements found elsewhere in this quarterly report on Form 10-Q. The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

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

As of September 30, 2021, we believe our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, beneficially owned a significant percentage of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or Board of Directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).
EXHIBIT 10.1*	—	Form of Indemnification Agreement applicable to directors and executive officers.
EXHIBIT 10.2*	—	Form of Inducement Award Agreement.
EXHIBIT 31.1*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.
EXHIBIT 31.2*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1**	—	Section 1350 Certifications.

EXHIBIT 101.INS*	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: November 15, 2021	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: November 15, 2021	By:	/s/ Cecilia Jones
Cecilia Jones
Chief Financial Officer