Form 10-K
period 2021-12-31
LogicBio Therapeutics, Inc.
filed 2022-03-04
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-38707

LogicBio Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1514975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 Hayden Avenue, 2nd Floor, Lexington, MA (Address of principal executive offices)	02421 (Zip Code)

(617) 245-0399

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LOGC	The Nasdaq Global Market

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $100.8 million based on the last reported sale price of the registrant’s common stock on The Nasdaq Global Market on June 30, 2021. The registrant has no non-voting common stock.

As of February 25, 2022, there were 32,962,733 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “could,” “designed,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “projection,” “strategy,” “will,” “would,” “should,” “seek,” “likely,” “become,” “develop,” “engage,” “execute,” “expand,” “leverage,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements may include statements concerning the following:

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
•

our ability to optimize certain components of our viral vector manufacturing process, including production yields, drug product purity, decreasing “empty” capsids and developing reliable characterization methods;

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

Any or all of these forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading “Risk Factors Summary”, and the risk factors identified further in Part I, Item 1A. "Risk Factors" included in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, our ability to successfully resolve the current clinical hold on our IND of LB-001, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as safety concerns that the U.S. Food and Drug Administration, or FDA, and other regulatory bodies may continue to have, the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. In addition we are subject to the following risks: existing preclinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for LB-

ii

001 and any other product candidates. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Annual Report on Form 10-K refer to LogicBio Therapeutics, Inc. and its subsidiaries.

LOGICBIO®, GENERIDE™, SAAVY™ and any associated logos are trademarks of LogicBio and/or its affiliates. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. The use or display of other parties’ trademarks, trade dress or products in this Annual Report on Form 10-K does not imply that we have a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners. Any website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

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
•

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K.

•	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

•

Our business may be materially adversely affected if the clinical hold placed by the FDA on the LB-001 IND is not timely and favorably resolved or if such regulatory concerns lead to more burdensome preclinical studies or clinical trials that cause significant delays in or end development of LB-001.

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

•

If we fail to comply with obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

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
•

The intellectual property landscape around genetic medicines is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain.

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

PART I

Item 1.Business.

Overview

We are a clinical-stage genetic medicine company pioneering genome editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. Our genome editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. Our gene delivery platform, sAAVy™, is an adeno-associated virus, or AAV, capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

Our lead product candidate, LB-001, is a single-administration, genome editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of methylmalonic acidemia, or MMA, in pediatric patients. MMA is a rare and life-threatening genetic disorder affecting approximately 1 in 50,000 newborns in the United States that often results in developmental delays and other long-term complications and a high rate of hospitalizations. In April 2021, we granted CANbridge Care Pharma Hong Kong Limited, or CANbridge, an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau, or Greater China. In February 2022, we announced that the FDA notified us that our Investigational New Drug application, or IND, of LB-001 has been placed on clinical hold.

In December 2021, we announced the nomination of a new product candidate, LB-401, based on our GeneRide technology. LB-401 is a genome editing therapy being developed for the treatment of hereditary tyrosinemia type 1, or HT1. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine, a building block of most proteins, and affects 1 in 100,000 to 120,000 newborns worldwide.

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of Crigler-Najjar syndrome, or CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda Pharmaceutical Company Limited, or Takeda. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company, or Daiichi. We have also demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models, and more recently, in Wilson disease.

Based on our sAAVy technology, we are developing gene therapy candidates utilizing, among other things, sL65, the first capsid produced from sAAVy, for the treatment of Fabry and Pompe diseases in collaboration with CANbridge. We also granted CANbridge an option to obtain an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications.

We expect to select future product candidates for diseases addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues.

Our Pipeline

We have built a pipeline to further our mission of delivering the hope of genetic medicine to people impacted by devastating diseases.  Our pipeline is derived from our GeneRide and sAAVy platforms.

Research
Lead Optimization
IND enabling
Clinical
Partners
Gene Editing
MMA (LB-001)
Crigler-Najjar (LB-301)2
Tyrosinemia Type 1 (LB-401)
Wilson Disease
Partered 1
Partnered 2
A1ATD
Extra-hepatic
Gene Therapy
Fabry disease
Pompe disease
China1
Takeda
Daiichi-Sankyo
Daiichi-Sankyo
Intracellular
Secreted
Expansion areas

[1] Option for Greater China; LogicBio owns rights to all other territories
[2] First phase of preclinical development completed in partnership with Takeda

Figure 1. Our Pipeline.

Strategy

Our goal is to establish ourselves as the leading integrated genetic medicine company focused on developing and commercializing genome editing and gene therapy treatments based on our GeneRide and sAAVy platforms. Key elements of our strategy are as follows:

•

Advance our lead product candidate, LB-001, through successful clinical trials and ultimately into commercialization. LB-001 is a single-administration, genome editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of MMA in pediatric patients. We chose MMA as our first indication to enter clinical trials due to the high unmet medical need and the absence of therapeutic treatments for this disease. We have retained worldwide development and commercialization rights to LB-001 with the exception of Greater China, for which we granted CANbridge an exclusive option to obtain an exclusive license to develop and commercialize LB-001.

•

Pursue a development strategy to rapidly advance LB-401, our product candidate for HT1, into clinical trials. We are developing LB-401, our genome editing therapy developed using our GeneRide technology, for the treatment of HT1. In preclinical studies presented at the 2021 European Society of Gene and Cell Therapy, or ESGCT, Annual Meeting in October 2021, HT1 models with acute liver damage showed that GeneRide-edited hepatocytes repopulated the entire liver within four weeks post-administration, replacing the diseased hepatocytes with corrected hepatocytes. HT1 mice that received the GeneRide-FAH vector were no longer reliant on the current standard of care for the disease, and demonstrated restored normal body growth, liver function, and undetectable succinyl acetone levels.

•

Apply our platform capabilities to broaden our pipeline by pursuing additional indications addressed by targeting the liver initially and later by targeting other tissues. We have established preclinical proof of concept in several indications that can be targeted through the liver using GeneRide, including MMA, HT1, Wilson disease,

CN, Hemophilia B and A1ATD. In addition, our investment in developing sAAVy has yielded an initial set of capsids, including sL65, with enhanced liver tropism, functional transduction, and improved manufacturability, providing us with potentially differentiated delivery of our product candidates. We plan to continue our research to explore additional potential indications leveraging our modular approach, learnings from our lead programs and our strengths in genome editing and gene therapy.

•

Collaborate to realize the full potential of our platforms. We are currently developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi. Based on our sAAVy technology, we are developing gene therapy candidates utilizing, among other things, sL65, for the treatment of Fabry and Pompe diseases in collaboration with CANbridge. In 2021, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN in collaboration with Takeda. We also intend to seek additional collaborations to accelerate the development of our GeneRide and sAAVy platforms into genome editing and gene therapy products beyond those we plan to develop internally.

•

Leverage our experienced team to maximize the potential of our platforms. Delivering on the promise of our GeneRide and sAAVy technologies requires an exceptional organization. We have assembled a group of leaders and scientific talent in the fields of rare diseases, genome editing, gene therapy and process and analytical development to execute on our plans to develop and commercialize genetic medicines. We plan to apply our research and development expertise to enhance our platforms and expand our intellectual property portfolio.

Genetic Diseases and Their Treatment

Genetic diseases are caused by abnormalities in a person’s DNA that are either inherited or acquired early in embryonic development. We are currently focused on a subset of genetic diseases, known as monogenic diseases, which are caused by genetic abnormality in a single gene. There are believed to be over 6,500 monogenic diseases. Monogenic diseases have been of particular interest for biomedical innovators due to the perceived simplicity of their disease pathology; however, the vast majority of these diseases and disorders remain unaddressed. This is beginning to change largely due to innovation in two fields: gene editing and gene therapy. Both fields have experienced certain challenges that we believe we have the potential to address with therapies from our GeneRide and sAAVy platforms.

Overview of Gene Editing

Many gene editing approaches work by disrupting, inserting, or modifying genes in the natural context of the genome. The vast majority of existing gene editing methods rely on a class of enzymes, called nucleases, to make a double-stranded break in the DNA at a targeted location. These enzymes include CRISPR, Zinc Fingers and TAL Nucleases, and, while these approaches have distinct technical features, they make the same type of edit and, therefore, share several similar limitations.

First, there is a lack of predictability in genetic outcomes when altering gene sequences with nucleases. The dominant, naturally-occurring DNA repair system that corrects double-stranded breaks within cells is called Non-Homologous End Joining, or NHEJ. This system can patch the broken ends of the chromosomes back together but can simultaneously insert or delete sequences at random near the location where the break occurs. While this NHEJ approach is effective if the desired outcome is to knock out or switch off the whole gene, it does not allow for precise control of the specific genetic outcome at the target site.

Second, there are potential toxicities associated with double-stranded breaks, such as cell death response and genomic instability. In addition, if the double-stranded break occurs in the wrong place, the break can also lead to unwanted gene disruptions. Multiple edits, and thus multiple double-stranded breaks, can compound this issue and lead to large-scale genomic translocations and rearrangements, potentially limiting the applicability of nuclease-based approaches in multiplex editing.

Third, while gene disruption with nucleases is highly efficient, making specific sequence changes to correct or modify genes remains largely inefficient. To change a gene sequence, gene editing using nucleases may use a DNA repair pathway called Homology Directed Repair, or HDR. HDR is a low-efficiency DNA repair mechanism, typically yielding single digit percentage editing. This mechanism also requires a DNA template containing the desired, corrected gene to drive the gene editing. The template may be an endogenous sequence or, more frequently, is an exogenously delivered DNA template, increasing the complexity of the therapy. More recently, approaches have been developed to insert sequences into certain highly expressed genes, such as the albumin locus in liver cells. These approaches rely on the strength of the selected promoter to overcome the initial low level of integration.

Overview of Gene Therapy

Gene therapy involves the use of viral vectors, including AAV, or retroviruses, such as lentiviruses, to deliver new copies of genes, or transgenes, to cells. In the case of traditional AAV gene therapy, it is unknown whether life-long AAV expression has been achieved in several organs. Any lack of persistence can be further exacerbated when treating children, since the transgene becomes diluted as the child grows and cells are rapidly dividing. In addition, preexisting immunity may limit use in some patients altogether and certain immune responses may prevent redosing in the context of lack of persistence.

Retroviral vectors, including lentiviral vectors, work by inserting a gene payload into the patient’s chromosome, typically ex vivo, and have demonstrated improved durability compared to AAV therapies. However, these vectors bear the risk of random genomic integration, which creates the potential of disrupting important genes or activating cancer-causing genes.

Our GeneRide Technology Platform

Our proprietary genome editing platform, GeneRide, is a new approach to gene editing that uses an AAV vector to deliver a gene into the nucleus of the cell and then uses a form of HDR called homologous recombination, or HR, with the goal of stably integrating the corrective gene into the genome of the recipient at a location where it is regulated by an endogenous promoter. We believe this approach will lead to life-long protein production, even as the body grows and changes over time. This gives GeneRide the potential to overcome some of the key limitations of both certain other gene editing and traditional gene therapy approaches to treat genetic diseases, particularly in pediatric patients. We describe our approach as “genome editing” because it uses HR to deliver the corrective gene to one specific location in the genome.

Our GeneRide technology uses a synthetic viral vector to deliver a transgene to the nuclei of the patient’s cells in a precise manner via an infusion. Upon sensing the therapeutic DNA in the nucleus, the cell’s natural DNA repair process is expected to activate and integrate the transgene at a specific site in the patient’s genome.

When our therapeutic transgene is integrated at the targeted locus, it is designed to leverage the strength of this endogenous promoter to drive expression of the transgene, without disrupting the target gene’s production. Shortly after treatment, the modified cells can begin producing therapeutic levels of protein to combat the disease.

The illustration below shows how a GeneRide construct inserts a transgene at a specific point next to a highly expressed gene using HR:

Figure 2. Schematic of the GeneRide construct before integration (AAV delivery) and following HR-mediated integration into the genome at the targeted highly expressed gene (HEG) locus.

The GeneRide technology consists of three fundamental components, each of which contributes to the potential benefits of the GeneRide approach:

•

Homology guides comprised of hundreds of nucleotides. Our flanking sequences, known as homology guides or arms, are designed to direct site-specific integration and limit potential off-target insertion of our construct. Each arm is 500-1500 nucleotides long, in contrast to guide sequences used in CRISPR/Cas9, which are only dozens of base pairs long, and we believe this increased length improves both precision and site-specific integration. GeneRide’s homology guides direct the integration of the transgene without the need of exogenous promoters.

•

Transgene. We choose corrective genes, known as transgenes, to integrate into the host cell’s genome. These transgenes are the functional versions of the disease-associated genes found in a patient’s cells. We optimize the combined size of the transgenes and the homology arms to increase the likelihood that these transgenes will ultimately be delivered appropriately in the patient.

•

2A peptide for polycistronic expression. We include a short sequence coding for a 2A peptide, which plays a couple of important roles. First, the 2A peptide facilitates polycistronic expression, which is the production of two distinct proteins from the same mRNA. This, in turn, allows us to integrate our transgene in a non-disruptive way by coupling transcription of our transgene to a highly expressed target gene in the tissue of interest, driven by a strong endogenous promoter. Second, the patient’s targeted gene is produced normally, except for the addition of a C-terminal tag that serves as a circulating biomarker to indicate successful site-specific integration and expression of the transgene. We believe that this modification to the genome will have minimal effect on its function.

Potential advantages of our GeneRide approach include the following:

•

Targeted integration of transgene into the genome. Conventional gene therapy approaches deliver therapeutic transgenes to target cells. The genes are not expected to integrate into the host cell’s chromosomes and are vulnerable to dilution caused by the natural processes that lead to replication and segregation of DNA during cell division. This is particularly problematic when conventional gene therapies are introduced early in the patient’s life because the rapid growth of tissues during the child’s normal development will result in dilution and eventual loss of the therapeutic benefit associated with the transgene. Non-integrated genes expressed outside the genome on a separate strand of DNA are called episomes. Episomal expression is typically transient in target tissues such as the liver, in which there is high turnover of cells and which tends to grow considerably in size during the course of a pediatric patient’s life. With our GeneRide technology, the transgene is integrated into the genome, which has the potential to provide stable and durable transgene expression as the cells divide and the tissue of the patient grows, and may result in a durable therapeutic benefit.

•

Transgene expression without exogenous promoters. With our GeneRide technology, the transgene is expressed at a location where it is regulated by a potent endogenous promoter. Specifically, we use our long homology guides to insert the transgene at a precise site in the genome that is expressed under the control of a potent endogenous promoter. By not using exogenous promoters and integrating at the very end of a highly expressed gene, we can drive high levels of tissue-specific gene expression, without the possible detrimental issues associated with the use of exogenous promoters in case of off-target integration.

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

•

Modularity. We believe our modular approach has the potential to allow GeneRide to deliver robust, tissue-specific gene expression that will be adaptable across different therapeutics targeting the same tissue. The AAV capsid serves as the vehicle that enables delivery of the rest of the components to cells in the body. We and our research partners have done extensive work in developing vectors designed to be highly efficient in delivering their contents to specific target tissues such as the liver. We have also done extensive work developing various designs of homology guides, which direct the integration of the target gene to a precise location in the genome. We believe that our work on AAV capsids and homology guides gives us the potential to select optimal components in order to address different therapeutic indications with our GeneRide technology. We expect this approach will allow us to leverage common manufacturing processes and analytics across our GeneRide product candidates and could potentially shorten the development process of future programs.

•

Selective advantage. In MMA and other diseases like HT1 and Wilson disease, in our preclinical studies, we discovered a biologic phenomenon we call “selective advantage,” another key feature of the GeneRide technology. Selective advantage enables healthy edited hepatocytes carrying the corrective gene to survive and reproduce better than the endogenous mutated hepatocytes, and to ultimately repopulate a part or whole of the diseased liver. This is supported by our data from animal models where initial integration of the transgene into approximately 0.1 to 1% of cells resulted in therapeutic benefit over time. Use of strong endogenous promoters, such as the albumin promoter, appears to be helpful in overcoming the modest levels of integration to yield potentially therapeutic levels of transgene expression.

A key step in applying the GeneRide platform is to identify the target genetic locus for integration. This is important because the location will dictate regulation of transgene expression, specifically the levels and tissues where the protein will be produced.

For our liver-directed programs, including LB-001 and LB-401, which are described further below, we have selected the albumin locus as the site of integration. Albumin is only produced at meaningful levels in the liver, where it is the most highly expressed gene. Integration of the transgene downstream of a highly expressed tissue-specific gene, like albumin, is an important design feature of GeneRide. The following graphs show the expression of albumin relative to other genes in the liver, and the expression of albumin in the liver compared to other tissues with the highest expression of albumin.

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

Targeting the albumin locus for liver indications allows us to leverage the strong endogenous promoter that drives the high level of albumin production to maximize the expression of our transgene. We believe that linking the expression of our transgene to albumin will allow the expression of our transgene at therapeutic levels without requiring the addition of exogenous promoters or the integration of our transgene in a majority of target cells.

The following tables show the relative expression levels of albumin as compared to select disease-related genes in the liver, including methylmalonyl-CoA mutase, or MUT, the deficient gene in patients with MMA. The naming convention for the gene encoding methylmalonyl-CoA mutase recently changed from MUT to MMUT but we will maintain the previous convention for consistency.

Figure 5. Albumin expression levels are at least 100x higher than other select liver genes associated with monogenic diseases. (PAH: phenylketonuria, F9: hemophilia B, MUT: MMA, UGT1A1: Crigler-Najjar syndrome).

We have observed that GeneRide leads to integration of the corrective gene at the albumin locus in preclinical mouse models of disease, non-human primates, or NHPs, and human cells. We expect that our future liver-directed product candidates will also target the albumin locus for integration. This feature should make both on-target and off-target integration a more predictable process across programs. We are exploring the possibility of delivering our therapy to other tissues and target locations in the genome.

LB-001 for the Treatment of Methylmalonic Acidemia

Our lead product candidate, LB-001, is a single-administration, genome editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of MMA.

Methylmalonic Acidemia

MMA is a rare genetic disorder that is caused by mutations in several genes that encode enzymes responsible for the normal metabolism of certain amino acids. The most common mutations are in the gene for MUT, which cause complete or partial deficiencies in its activity. As a result, a substance called methylmalonic acid and other potentially toxic compounds can accumulate, causing the signs and symptoms of MMA.

The effects of MMA usually appear shortly after birth and can be severe and life-threatening, with symptoms including lethargy, vomiting, dehydration, acidosis and elevated ammonia levels and failure to thrive. Without treatment, MMA can lead to coma and death in infancy. Patients with MMA who survive the neonatal period or have later onset of disease are at high-risk of long-term complications including feeding problems, intellectual disability, kidney disease and pancreatitis.

There are currently no approved therapies for the underlying cause of MMA, and the outlook for MMA patients remains poor. The current standard of care for MMA is chronic management of the disease limited mainly to a low-protein, high-calorie diet, lacking amino acids normally processed by the MUT pathway. Despite dietary management and vigilant care, MMA patients, especially those with the most severe deficiencies in MUT, often suffer neurologic and kidney damage exacerbated during periods of catabolic stress when injury, infection or illness trigger the breakdown of protein in the body. Because of the poor outcomes associated with the current standard of care, combined liver-kidney transplantation, or early liver transplantation, has emerged as an intervention aimed at improving metabolic control. However, the finite number of liver donors, significant risks associated with surgery, high procedural costs (in the United States, approximately $880,000 on average for liver transplantation and $1.3 million on average for combined liver and kidney transplantation) and lifetime dependence on immunosuppressive drugs limit the widespread implementation of liver transplantation in patients with MMA.

Life expectancy for patients with MMA has increased over the past few decades but is still estimated to be limited to approximately 20 to 30 years. Quality of life for both patients and their families and caregivers is significantly impacted by the disease due to the constraints it places on school life and social functioning. Early intervention in this vulnerable population is essential to combat the manifestation of irreversible clinical disease pathologies.

The incidence of MMA in the United States is reported to be 1 in 50,000 births, with a current U.S. prevalence of approximately 1,600 to 2,400 patients. The proportion of MMA patients with the MUT mutation, the genetic deficiency targeted by LB-001, is estimated at approximately 63% of the total MMA population. We estimate the number of MMA patients with the MUT mutations to be 3,400 to 5,100 patients in key global markets, of which 1,000 to 1,500 patients are in the United States. Because of the need for early intervention, newborns are screened for MMA in every state in the United States.

LB-001

LB-001 is designed to introduce a functional copy of the MUT gene into the genome of MMA patients. LB-001 consists of a DNA construct, which includes a gene encoding the human MUT enzyme encapsulated in an AAV capsid. The MUT enzyme coding sequence is coupled to the 2A peptide sequence and surrounded by homology guides that drive the integration of the MUT gene and the 2A peptide sequence into the chromosomal locus for the albumin gene. Based on the way our construct integrates into the albumin locus, the MUT gene is then expressed resulting in synthesis of MUT enzyme as a separate protein from albumin. We chose LK03, the AAV capsid we use in LB-001, because it has been optimized to target human liver cells and had demonstrated strong liver-targeting in human clinical trials.

LB-001 Clinical Development Program

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll up to eight patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5 x 1013 vg/kg and 1 x 1014 vg/kg). The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. Subject to the resolution of the clinical hold, we expect to enroll patients in up to seven centers in the United States and up to one center in Saudi Arabia.

In June 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-reviewed protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose. Mid-October 2021, we announced early results from the SUNRISE trial. The early results showed measurable levels of albumin-2A, the technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. We also announced in mid-October 2021 that, following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, the independent Data Safety Monitoring Board, or DSMB, overseeing the SUNRISE trial recommended continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients in the younger age group (six months to two years old) at the lower dose.

In late October 2021, the third patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in younger age group, experienced a drug-related serious adverse event, or SAE. The SAE was noted during a scheduled visit that took place two weeks after dosing. This SAE was categorized as a case of thrombotic microangiopathy, or TMA, which has been previously reported in association with other AAV genetic therapies. We announced in December 2021 that the SAE experienced by the third patient had resolved. We reported the SAE to the DSMB along with a proposed response plan, which was endorsed by the DSMB. The plan included proposed protocol amendments to increase patient monitoring. In accordance with our regulatory obligations, we also reported the SAE to the FDA and the Saudi Arabia Food & Drug Authority.

In January 2022, the fourth patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in the younger age group, experienced a drug-related SAE, which was categorized as a case of TMA. Following a hospitalization, the patient was discharged and the SAE has now resolved. We reported the SAE to the FDA and the Saudi Arabia Food and Drug Authority in accordance with our regulatory obligations. We also reported the SAE to the DSMB. On February 2, 2022, we announced that the FDA notified us that the IND for LB-001 has been placed on clinical hold. We are working closely with the FDA and the DSMB to determine the next steps for the SUNRISE trial and the LB-001 program. Until we have more clarity regarding the impact of the clinical hold, we have suspended guidance on the timing of announcing interim data for the SUNRISE trial.

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

LB-001 Preclinical Data

Preclinical data for LB-001 was generated in mouse models of MMA. When the MUT gene was rendered completely non-functional (MUT-/-), these mice died within the first few days of life if left untreated. To have a model that is more usable, a second mouse model of MMA, called MCK-MUT, was generated, which was a modification of the MUT -/- mouse in which a functional copy of the mouse MUT gene was placed under the control of the creatine kinase promoter to drive MUT expression in the muscle. This partially rescued the lethal phenotype of MUT-/- mice and allowed mice to survive longer while still exhibiting many of the phenotypic changes seen in MMA patients.

In initial studies, where neonatal MCK-MUT mice received single injections of a murine GeneRide construct of LB-001, expression of MUT was observed and the mice showed significant improvements in weight gain compared to untreated MCK-MUT mice. GeneRide-treated MCK-MUT mice also had significant reductions in plasma levels of methylcitrate and methylmalonic acid, disease-relevant toxic metabolites and diagnostic biomarkers that accumulate in patients with MMA.

In subsequent studies, a diet management protocol was implemented for the MCK-MUT mice to better mimic the patient experience. Neonatal and adult mice received single injections of a murine GeneRide construct of LB-001. The diet managed mouse model of severe MMA allowed for the demonstration of efficacy with a clear improvement in animal survival, protection from body weight loss, and maintenance of lower circulating methylmalonic acid levels compared to vehicle-treated control animals in response to protein challenge that is designed to mimic metabolic stress. The results showed statistically significant improvements in body weight, and a reduction in plasma levels of methylmalonic acid.

The presence of a functional MUT enzyme has been observed in preclinical studies to provide a selective advantage to hepatocytes over those lacking MUT. Over time, this selective advantage leads to an increased proportion of liver cells that contain the functional copy of MUT. This can be observed in an experiment we conducted in mice in which a murine GeneRide construct was introduced into mice with and without a functioning native copy of MUT in the liver. The initial GeneRide integration frequencies in both sets of mice were less than 4%. Over time, the number of modified cells remained the same in mice that naturally express MUT in the liver (MUT+/- in liver). However, after more than one year, and at shorter timepoints, in the mice genetically deficient in liver MUT (MUT-/- in liver), the percent of cells expressing MUT increased to 24%. This selective advantage was also observed as early as 1.5, 3, and 6 months and could be attributed to improvements in mitochondrial function as a result of MUT expression and restoration of the deficient amino acid metabolic pathway. The increase in genome edited hepatocytes also led to an increase in the circulating biomarker albumin-2A over time.

In contrast to conventional AAV gene therapy approaches, in which the percentage of cells containing the therapy decreases over time as cells replicate and lose the virally encoded transgene, in the MMA mouse studies, the percentage of cells containing a MUT GeneRide construct increased over time. These results support our belief that a single administration may provide life-long benefits.

LB-401 for the Treatment of Hereditary Tyrosinemia Type 1

In December 2021, we announced the nomination of a new development candidate, LB-401, for the treatment of HT1. This development candidate is based on our GeneRide platform. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine that affects 1 in 100,000 to 120,000 newborns worldwide. This condition is caused by a shortage of the enzyme fumarylacetoacetate hydrolase, or FAH, one of the enzymes required for the multi-step process that breaks down tyrosine.

In preclinical studies we presented at the 2021 ESGCT Annual Meeting in October 2021, the data in HT1 models with acute liver damage showed that GeneRide-edited hepatocytes repopulated the entire liver within four weeks post-administration, replacing the diseased hepatocytes with corrected hepatocytes. HT1 mice that received the GeneRide-FAH vector were no longer reliant on the current standard of care for the disease, and demonstrated restored normal body growth, liver function, and undetectable succinyl acetone levels.

Other GeneRide Development Programs

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda. In initial proof-of-concept studies, a murine GeneRide construct of LB-301was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year. Our Takeda collaboration to further develop LB-301 in CN, resulted in the extension of our proof-of-concept data and was reported at American Society of Gene and Cell Therapy, or ASGCT, Annual Meeting in May 2020. In these reported studies, neonatal mice treated with a murine GeneRide construct of LB-301 resulted in a survival benefit and a dose-dependent reduction in total circulating bilirubin. The bilirubin levels achieved were within the range of that observed in patients with Gilbert’s syndrome (1-6mg/dL), a mild liver disorder usually requiring no medical treatment. Moreover, through a collaboration with Dr. Andrés Muro at the International Centre for Genetic Engineering and Biotechnology in

Trieste, Italy, we demonstrated that GeneRide treatment could improve motor discoordination in preclinical mouse models of CN.

In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi. We also demonstrated proof of concept of our GeneRide platform in mouse models of hemophilia B, A1ATD, and Wilson disease.

sAAVy Platform

The Company's gene delivery engine, sAAVy, is an AAV capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues. We are developing sAAVy for use in gene editing and gene therapy programs. sAAVy is an evolutionary and iterative capsid development platform structured around three important components:

•

Novel capsid engineering. We seek to create large libraries of AAV capsids with novel sequences generated by DNA shuffling, followed by selection and screening in a translationally relevant humanized mouse model. We are collaborating with CMRI to create these libraries.

•

Selection in clinically relevant models. AAV capsids are designed to be highly efficient in delivering their contents to specific target tissues, such as the liver. Natural serotypes and engineered AAV capsids are screened and selected in mice and often show reduced efficacy from mouse to human. Extensive work has been done by our founders to identify capsids better suited for human use in indications that target the liver. Our sAAVy platform uses an innovative way to screen very diverse synthetic capsid libraries and to select the best human cell-tropic capsids using clinically relevant animal models, like chimeric humanized mice and NHPs. This approach has yielded a set of capsids highly efficient at functional transduction of human hepatocytes in a humanized mouse model. For example, see Figure 6 for data from the first capsid from sAAVy, sL65. At the ASGCT 2020 Annual Meeting in May 2020, CMRI presented data showing that novel capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark AAVs that are currently in clinical development. We announced data generated from translational animal models using sL65 at the ASGCT 2021 Annual Meeting in May 2021. In addition, in January 2021, we announced the extension of our collaboration with CMRI to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as additional tissues.

•

Process development. We have also been able to achieve high production yields using LogicBio’s proprietary process compared to published data on AAV yields from various expression systems. For more information, see “Manufacturing.”

sL65 improves functional transduction compared to benchmark capsids, AAV2, AAV8 and LK03

Figure 6. sL65 showed improved transduction and expression (functional transduction right panel) where sL65 demonstrates a 10-fold improvement over AAV8 and a 2-fold improvement over LK03.

Based on our sAAVy technology, we are developing gene therapy candidates utilizing, among other things, sL65, for the treatment of Fabry and Pompe diseases in collaboration with CANbridge. We also granted CANbridge an option to obtain an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications.

Manufacturing

Our genome editing and gene therapy product candidates are manufactured as viral vectors. Viral vector manufacturing is a complex process due to several factors, including the following:

•	the use of complex biological raw materials, including plasmid DNA, and cell banks, that need to comply with stringent regulatory requirements;
•

the use of complex manufacturing methods, such as transfection of suspension mammalian cell culture in large bioreactors (transfection is the process by which plasmid DNA enters the cells), and purification of intact viral particles;

•	the need to produce high-concentration, high purity drug product; and
•	the challenges associated with scale-up, batch-to-batch consistency and product characterization, including measurement of potency and quality.

We have built extensive internal non-GMP process development, analytical development and vector development capabilities that are designed to optimize certain components of viral vector manufacturing, including the following:

•

Improved production yields. One challenge facing gene editing and gene therapy product candidates manufactured as viral vectors is production yield. Improvements in production yields have the potential to make drug product available to more patients in need by decreasing the drug product cost of goods. Initial results from our proprietary manufacturing process have demonstrated significantly improved production yields in comparison to published results (see Figure 7).

•

Increased drug product purity. Another challenge facing gene editing and gene therapy product candidates manufactured as viral vectors is that, over the last several years, the occurrence of undesirable side effects in clinical trials have led the industry stakeholders and regulatory authorities to look for higher levels of purity of drug product for use in humans. The proprietary methods developed by our internal team are designed to increase the purity of drug product.

•

Decreasing “empty” capsids. A challenge facing AAV vector manufacturing in particular is the formation of an excess of what are known as “empty” capsids, which are unable to provide a therapeutic benefit and may contribute to exacerbating adverse effects. Our internal team has developed proprietary and scalable methods designed to decrease the proportion of empty capsids in our drug product.

•

Reliable characterization methods.  We have invested resources in developing a large panel of methods to enable accurate and consistent characterization of our clinical supply of our lead product, LB-001, that we can leverage for use in our other development programs if and as we optimize the drug product from those programs for use in humans.

We do not own or operate, and currently have no plans to establish, any GMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing and commercial manufacture of any drug we may commercialize. To date, we have obtained the clinical supply of LB-001 for our SUNRISE trial on a purchase order basis and do not have long-term supply arrangements in place. We rely primarily on single-source third-party suppliers to manufacture and supply our drugs and their raw materials and may from time to time explore opportunities to identify and qualify additional manufacturers to provide cell banks, plasmids, drug substance and drug product.

Figure 7. Comparison of production yields among manufacturing platforms.

Competition

The biotechnology and pharmaceutical industries, including the gene editing and gene therapy fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products and processes. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization. Not only must we compete with other companies that are focused on gene editing and gene therapy technologies, any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Our focus is the development of genetic medicines using our GeneRide and sAAVy technologies. If our current programs are approved for the indications we are pursuing or contemplate we may pursue, they may compete with other products currently under development, including gene editing and gene therapy products. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics, Precision BioSciences, and Graphite Bio. We may also compete with companies developing gene therapy products, including Homology Medicines, Astellas Pharma, Pfizer, bluebird bio, uniQure and Generation Bio. There are also companies pursuing base editing technologies, including Beam Therapeutics.

Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA-based approach, Selecta Biosciences using an AAV gene therapy, and HemoShear Therapeutics using a small molecule. If any of our competitors obtains regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved.

There are several companies developing competing products that target CN, the indication for which we conducted research activities for LB-301, including Genethon, Selecta Biosciences, and the Institute for Life Changing Medicines. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-301.

Additionally, other companies may have or be developing competing products that target HT1, the indication for which we are developing LB-401. If any of our competitors obtain regulatory approval for a treatment for HT1, it could negatively affect our ability to successfully commercialize LB-401.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to any current or future product candidates. If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved. For more information regarding these competitive risks, see “Risk Factors—Risks Related to Commercialization.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid, enforceable patents and proprietary rights of third parties. We seek to protect our proprietary position by, among other things, exclusively licensing and filing U.S. and certain foreign patent applications related to our platform technology, existing and planned programs, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation, and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We additionally rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions where available.

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

Our intellectual property portfolio as of this filing is summarized below. For some of our pending patent applications, prosecution has yet to commence. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Officer, or USPTO, is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Nucleic Acid Delivery

We have non-exclusively licensed from The Board of Trustees of the Leland Stanford Junior University, or Stanford, two families of patents and patent applications, or Family 1 and Family 2, relating to AAV capsid polypeptides with improved properties useful for nucleic acid transfer applications and their manufacture and methods of use. Family 1 includes four granted U.S. patents in the U.S. and one granted European patent. The issued U.S. patents in Family 1 are expected to expire in 2027. Patent term extensions could result in later expiration dates. Family 2 includes three granted U.S. patents, one granted European patent, one granted Hong Kong patent, and pending applications in the United States, Europe, and Hong Kong. The issued U.S. patents in Family 2, and any that may later issue from a pending Family 2 patent application, are expected to expire in 2032. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 1 and Family 2, please see “License Agreements.”

Non-Disruptive Gene Targeting

We have exclusively licensed from Stanford and the Board of Regents of the University of Texas System, or UT or University of Texas, patent applications relating to technology for the insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 3. Family 3 includes one granted European patent and pending patent applications in the United States and Europe. Any patent that may issue from a pending Family 3 patent application is expected to expire in 2033. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 3, please see “License Agreements.”

Genome Editing without Nucleases

We have exclusively licensed from Stanford patent applications relating to technology for the nuclease-free insertion of a gene or genes of interest at a target genomic locus without disruption of endogenous gene expression, or Family 4. Family 4 includes one granted U.S. patent, one granted Israeli patent, one granted Australian patent and patent applications pending in eleven jurisdictions including the United States, Europe, Canada, China, Korea, and Japan. Any patent that may issue from a pending Family 4 patent application is expected to expire in 2035. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 4, please see “License Agreements.”

AAV Capsids

We have non-exclusively licensed from Stanford patent applications, or Family 5, relating to recombinant AAV capsids resistant to pre-existing human neutralizing antibodies and/or characterized by increased transduction or tropism in human liver tissue or hepatocyte cells, useful for nucleic acid transfer applications and their manufacture and methods of use. Family 5 includes two granted U.S. patents, one granted European patent, one granted Japanese patent and patent applications pending in three jurisdictions including Australia, Canada and China. The issued U.S. patent in Family 5, and any patent that may issue from a pending Family 5 patent application, are expected to expire in 2037. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of our license to Family 5, please see “License Agreements.”

We also jointly own a pending Patent Cooperation Treaty, or PCT, patent application as part of our collaboration with CMRI, relating to novel AAV capsids including the sL65 capsid and capsids that facilitate efficient transduction of human cells, such as human hepatocytes, when contained in an AAV vector.  If granted, this patent application can provide the basis for patent protection that is expected to expire in 2041.  We announced expansion of our partnership with CMRI to develop next-generation AAV vectors for a range of gene editing and gene therapy applications in the treatment of serious diseases of the liver and other tissues.  For more information, please see the “sAAVy Platform” section above.

Synthetic Codon-optimized MUT Gene

We have non-exclusively licensed from the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health, or the NIH, patents and patent applications relating to synthetic polynucleotides encoding methylmalonyl-CoA mutase, or synMUT, and exhibiting augmented expression in cell culture and/or in a subject. The synMUT license includes at least four granted U.S. patents and one granted European patent. The issued U.S. patents under the synMUT license and any that may later issue from a pending patent application are expected to expire in 2034. Patent term adjustments or patent term extensions could result in later expiration dates. For more information regarding the terms of the synMUT license, please see “License Agreements.”

LogicBio-Owned Patent Filings

On August 10, 2018, we filed a U.S. Provisional application, followed by a PCT application that was filed on October 30, 2018. The applications are directed to non-disruptive gene therapy for the treatment of MMA. Applications have been filed in this patent family in each of Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, S. Korea, Mexico, Russia, Saudi Arabia, and the United States.

On April 15, 2019, we filed a U.S. Provisional application, followed by a PCT application that was filed on April 14, 2020.  The applications are directed to technologies for improving gene therapies, including through monitoring and/or assessment of a gene therapy treatment after administration. National phase applications have been filed in this patent family in each of Australia, Brazil, Canada, China, Europe, Israel, India, Japan, S. Korea, Mexico, New Zealand, Russia, Saudi Arabia, Singapore, and the United States.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications or the pending patent applications licensed to us will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents or the pending patent applications licensed to us.

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

Trademarks

Our trademark portfolio currently includes a trademark registration in the United States for the mark LOGICBIO, an allowed trademark application in the United States for the mark GENERIDE, and a pending trademark application in the United States for the mark SAAVY.

License and Collaboration Agreements

CANbridge Agreement

In April 2021, we entered into an Exclusive Research Collaboration, License and Option Agreement, or the CANbridge Agreement, with CANbridge.

Under the terms of the CANbridge Agreement, we granted CANbridge (a) an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65 to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, or the Fabry and Pompe License, (b) an option to obtain an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, or the Candidate Option, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA, or the LB-001 Option, in Greater China. Pursuant to the CANbridge Agreement, we and CANbridge are collaborating to develop the gene therapy candidates referenced in (a) above for the treatment of Fabry and Pompe diseases plus, upon CANbridge’s exercise of the applicable Candidate Option, two additional indications under a mutually agreed research plan, or the CANbridge Research Plan.

Under the CANbridge Agreement, we received an upfront, non-refundable and non-creditable payment of $10 million from CANbridge, a portion of which we paid to a third party under certain of our in-licensing obligations. In addition, CANbridge is obligated to reimburse us for research and development costs we incur for activities related to the development of the gene therapy candidates for Fabry and Pompe diseases, under the CANbridge Research Plan.

We are eligible to receive up to $542 million in aggregate from CANbridge, contingent on the achievement of specified clinical, regulatory and sales milestones relating to the named gene therapy candidates for Fabry and Pompe diseases, the additional indications for which CANbridge exercises the Candidate Option, and the payment of any option exercise fees. We are also eligible to receive up to $49 million in aggregate clinical, regulatory and sales milestones for LB-001, subject to the exercise of the LB-001 Option, and the payment of the LB-001 Option fee. CANbridge is obligated to pay us royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales for each non-LB-001 indication pursued. In addition, CANbridge will pay us royalties based on an escalating tiered, high-single digit to mid-double digit percentage of the annual Greater China net sales for LB-001 for the treatment of MMA, subject to the exercise of the LB-001 Option.

The term of the CANbridge Agreement will continue on a product-by-product basis until the expiration of the royalty period. If CANbridge exercises the LB-001 Option in Greater China, the term of the CANbridge Agreement will continue as long as such product is being commercialized.

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

This exclusive license grant is limited to the following fields: (a) human therapeutics to treat MMA, propionic acidemia, HIV, influenza, malaria, CN, HT1, Wilson disease, hemophilia B, Glycogen Storage Disease 1 and Glycogen Storage Disease 3, progressive familial intrahepatic cholestasis type 2 (PFIC-2) within the ABCB11 gene, lysosomal acid lipase deficiency (LAL-D), including Wolman Disease with the LIPA gene, and (b) the prevention, treatment or diagnosis via genome editing without a nuclease of certain additional indications with respect to liver tissue and certain other tissues to be nominated by us, subject to the terms of the agreement.

Pursuant to the Stanford license agreement, we also obtained (i) a non-exclusive license to make, have made, use, import, offer to sell and sell products covered by the foregoing GeneRide patent rights in the field of human therapeutics to treat hemophilia A (via genome editing without a nuclease) and A1ATD; (ii) a non-exclusive license to make, have made, use, import, offer to sell and sell products covered by certain patent rights with respect to AAV capsids owned by Stanford within the same fields of use that apply to the license under the patent rights to the GeneRide technology owned by Stanford; (iii) an exclusive license to make, have made, use, import, offer to sell and sell products covered by certain capsid-related patent rights owned by Stanford within the field of the diagnosis, prevention or treatment of phenylketonuria in humans; and (iv) a non-exclusive license to certain related know-how.

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

The term of the license agreement will continue so long as there is a valid claim of a licensed patent. Stanford may terminate the agreement upon at least 60 days’ notice to us if (i) we are in material default in the provision of any report or payment of any amounts due to Stanford under the agreement; (ii) we do not use commercially reasonable efforts to develop or commercialize licensed products; (iii) we do not achieve certain diligence milestones within the mutually agreed timeline; (iv) we are in material breach of any provision of the agreement; or (v) provide any materially false report to Stanford. We may terminate the agreement at any time upon at least 30 days’ notice to Stanford.

The University of Texas License Agreement

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

This exclusive license grant is limited to the following fields: (a) human therapeutics to treat MMA, propionic acidemia, HIV, influenza, malaria, CN, HT1, Wilson disease, hemophilia B, Glycogen Storage Disease 1, Glycogen Storage Disease 3 and any other human disease of liver tissue that affects less than 200,000 persons in the United States as of the effective date of the agreement, and (b) the prevention, treatment or diagnosis via genome editing without a nuclease of certain additional indications with respect to certain tissues to be nominated by us, subject to the terms of the agreement. Pursuant to the University of Texas license agreement, we also obtained a non-exclusive license to certain related know-how. The rights licensed to us are sublicensable through multiple tiers without the consent of the University of Texas.

Under the terms of the agreement, we paid a one-time, non-refundable upfront fee of $25,000. We are required to pay the University of Texas low single-digit royalties on all net sales of products as well as a portion of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us, and certain development and sales milestone payments up to $3.0 million. We are also required to reimburse the University of Texas for all future patent prosecution costs on a pro rata basis with other licensees. We do not have the right to control patent prosecution with respect to the licensed patent applications, but we do have the first right to enforce any patents which may issue from these patent applications.

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

The NIH License Agreement

In December 2018, we entered into a license agreement with the NIH, pursuant to which we obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. We have the right to grant sublicenses under the license granted by the NIH, concurrently with licenses of its proprietary or other in-licensed intellectual property rights, with the NIH’s prior consent, not to be unreasonably withheld. The license grant is subject to typical statutory requirements and reserved rights as required under federal law and NIH requirements, including a requirement to manufacture substantially in the United States products used or sold in the United States that embody Licensed Products or are produced through the use of Licensed Processes, each as defined in the agreement.

Under the terms of the License Agreement, the NIH received an upfront payment of $25,000, and is entitled to receive payments of up to an aggregate of $9.7 million upon the achievement of certain specified development, regulatory and sales-based milestones. The NIH is also entitled to receive running royalties on annual net sales of Licensed Products (subject to reductions for combination products that include Licensed Products), at certain low- to mid-single digit royalty rates, which rates vary based on the geographic market in which a sale occurs (subject to certain annual minimum royalty payments).

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

Unless earlier terminated, the term of the License Agreement will continue until the last to expire of the licensed patent rights and any orphan drug exclusivity covering a Licensed Product in any jurisdiction. The NIH may terminate the License Agreement if we are in default in the performance of any material obligations under the License Agreement if the default has not been remedied within ninety days after the date of notice in writing of the default. In addition, the NIH may terminate or modify, at its option, the License Agreement, if the NIH determines, taking into account the normal course of commercial development programs conducted with sound and reasonable business practices and judgment, that we (i) have willfully made a false statement of, or willfully omitted, a material fact in the license application or in any report required by the License Agreement, (ii) have committed a material breach of a covenant or agreement contained in the License Agreement, (iii) are not keeping Licensed Products or Licensed Processes reasonably available to the public after first commercial sale, (iv) cannot reasonably satisfy unmet health and safety needs or (v) cannot reasonably justify a failure to comply with its domestic manufacturing requirements under the License Agreement. We have a unilateral right to terminate the License Agreement in any country or territory by giving the NIH 60 days’ written notice.

Government Regulation

Government authorities in the United States and other jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Government Regulation of Biological Products

In the United States, biological products, including gene editing and gene therapy products, are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Products also are subject to other federal, state and local statutes and regulations. Each clinical study protocol for a product must be reviewed by the FDA. FDA approval must be obtained before marketing of biological products.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene editing and gene therapy products. FDA has indicated that it considers gene editing to fall under the category of gene therapy. The FDA has published guidance documents with respect to the development of gene therapy products. The FDA also has published guidance documents, including as recently as January 2020, related to, among other things, the overall gene therapy development process, preclinical assessment, observing subjects in gene therapy studies for delayed adverse events, potency testing, orphan drug designation and exclusivity for gene therapy products, and chemistry, manufacturing and control information in an IND for gene therapy. FDA also issued guidance documents in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic and in September 2021 describing FDA’s approach for determining whether two gene therapy products are the same or different for the purpose of assessing orphan drug exclusivity. These guidance documents apply in addition to laws and regulations governing biological products more generally.

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

•	potential FDA inspection of the preclinical study, LogicBio as clinical trial sponsor, and/or the clinical trial sites that generated the data in support of the BLA;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies);

•	agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy, or REMS; and

•	FDA review and approval of the BLA, including consideration by an FDA advisory committee, if applicable, prior to any commercial marketing or sale of the product in the United States.

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

The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request to the FDA to begin a clinical trial of an investigational product to humans, and must be allowed to proceed before human clinical trials may begin. An IND automatically is allowed to proceed 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions, such as concerns that human research subjects may be exposed to unreasonable health risks, and places the IND or the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before a clinical trial can begin. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence before the FDA formally lifts the clinical hold and then only under terms aligned between the sponsor and the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.  Please see “LB-001 for the Treatment of Methylmalonic Acidemia—LB-001 Clinical Development Program” for information with respect to the clinical hold on our IND for LB-001 announced in February 2022.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA and other relevant health authorities as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries, including on the www.clinicaltrials.gov website. Additional requirements apply when a gene editing or gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding, such as the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, which require, among other things, institutional biosafety committee review and approval, risk assessments to evaluate appropriate containment, physical containment guidelines, and reporting certain accidents and events to NIH.

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

•

Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the safety and effectiveness of the product for its intended use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the safety results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene editing and gene therapy products are new categories of therapeutics. Because these are relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety and efficacy, of human gene editing or gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.

BLA Review and Approval

After the successful completion of clinical studies of a biological product, FDA approval of a BLA must be obtained prior to commercial marketing. The BLA must include results of the preclinical studies and clinical trials, detailed information relating to the product’s chemistry, manufacture, controls, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals or full or partial waivers for submissions of pediatric data. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan drug designation has been granted.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective, for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene editing or gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTPs, to the extent applicable. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are tested and processed in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

If a product receives regulatory approval, the approval is typically limited to the specific diseases, dosages, patient population and other conditions of use studied, and FDA may further limit the scope of approval depending on its review of the relevant data.  Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may also impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS. Any of these actions taken by FDA could limit the commercial value of the product.  In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product in the United States. An applicant must request orphan drug designation before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan drug designation entitles a party to financial incentives such as opportunities for limited grant funding towards clinical trial costs, research tax advantages, and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means the FDA may not approve any other applications to market the same drug for the same indication, as defined by FDA, for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication; in the latter case, because health care professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite our orphan exclusivity. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same drug and same indication, as defined by the FDA, for which we are seeking. In September 2021, FDA released a final guidance, entitled “Interpreting Sameness of Gene Therapy Products Under the Orphan Drug Regulations,” detailing how it will determine “sameness” of gene therapy products under the orphan drug regulations for the purposes of orphan drug designation and exclusivity.

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy and Regenerative Medicine Advanced Therapy, or RMAT, designations, accelerated approval, and priority review, which are intended to expedite or facilitate the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biologics to patients earlier than under standard FDA review procedures.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA also may review sections of the BLA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies also are eligible for priority review. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Another fast-track designation program is the RMAT designation. Unlike the breakthrough therapy designation, which generally applies to various classes of drugs and biologics, the RMAT designation is limited to regenerative medicine therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, but exclude human cells, tissues, and cellular and tissue based products regulated solely under Section 361 of the Public Health Service Act and 21 CFR Part 1271. This program is intended to facilitate development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and have the potential to address unmet medical needs for such condition as indicated by preliminary clinical evidence. A drug sponsor may request that the FDA designate a regenerative medicine therapy as a RMAT concurrently with or at any time after submission of an IND. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review.

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

Once a BLA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if the FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. Under priority review, the FDA has a PDUFA goal to review an application in six months, compared to ten months for a standard review. Most products that are eligible for fast track or breakthrough therapy designation also are likely to be considered appropriate to receive a priority review.

Another way to obtain priority review for a product is through the rare pediatric disease priority review voucher program. Under this program, the sponsor of a BLA for a biologic designated to treat a rare pediatric disease may be awarded a voucher upon approval that can be used to obtain priority review for a subsequent BLA or sold and transferred to another party seeking priority review. A rare pediatric disease is a serious or life-threatening rare disease or condition, as defined under the Orphan Drug Act discussed above, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. The sponsor must request the voucher upon submission of the BLA for the rare pediatric disease biologic. Due to sunset provisions, the pediatric disease priority review voucher program was set to expire in September 2020, but Congress extended the authorization for FDA to continue operating the program through September 2024. After September 30, 2024, FDA will no longer grant rare pediatric disease priority review vouchers to those without rare pediatric disease designation, and after September 30, 2026, FDA will fully stop granting rare pediatric disease priority review vouchers unless the program is further extended. We cannot predict whether this program will be reauthorized after the new legislation sunsets and, if so, what additional conditions or requirements may be imposed.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy and RMAT designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA approved its first interchangeable biologic in July 2021. The FDA has issued several guidance documents outlining its approach to reviewing and approving biosimilars.

Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. One must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

On December 20, 2019, the Further Consolidated Appropriations Act, 2020, or FCAA 2020, became law. Section 610, entitled “Actions for Delays of Generic Drugs and Biological Products,” provides generic drug (abbreviated New Drug Application and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic drug or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of Section 610 is to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar products. We cannot determine what effect Section 610 of the FCAA 2020 may have on manufacturers that may develop biosimilar or other competing versions of our products once approved.

Under the Best Pharmaceuticals for Children Act, or the BPCA, a biological product may also obtain pediatric market exclusivity in the United States if a sponsor conducts clinical trials in children in response to a written request from the FDA. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity runs from the end of other exclusivity protection.

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

Once approval or licensure of a drug or biologic is granted, the FDA may withdraw the approval or license if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or other enforcement-related letters or clinical holds on post approval clinical trials;

•	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; or

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

Other Healthcare Laws and Regulations

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject now or in the future to various federal, state and local laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain approval. These laws include, but are not limited to the following:

•

The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay anything of value in order to induce the referral of business for which payment may be made under a federal healthcare program, such as Medicare or Medicaid;

•

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

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

•

The FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;

•	The U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•

Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and

•

The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public.

Many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs or regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers; or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

We are also subject to the Foreign Corrupt Practices Act, or the FCPA, which prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and anti-corruption laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological products for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed products generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.  Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. If approved, sales of our product candidates will depend, in part, on the availability of coverage and adequate reimbursement from third-party payors.

In the United States, third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. The coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time-consuming process. Third-party payors may only cover certain products approved treat a particular condition or impose controls designed to manage utilization of certain products (such as requiring prior authorization before a product will be covered or imposing higher cost obligations on patients). Even if favorable coverage is attained for one or more products for which we receive regulatory approval, adequate third-party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product or will provide coverage at an adequate reimbursement rate.  And coverage policies and third-party reimbursement rates may change at any time, which changes may not be favorable.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers, however, have attempted to control costs by implementing various measures, including price-controls, restrictions on coverage and reimbursement and requirements for substitution of generic and biosimilar products for branded drug and biologic products, respectively.

Within the United States, federal and state governments continue to propose and pass legislation designed to reform the delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare.  For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or Affordable Care Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.

Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Affordable Care Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Affordable Care Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act.

Beyond the Affordable Care Act, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely.  The Biden administration has focused on reforms that would address the high cost of drugs.  In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. And Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021—such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will currently remain in effect through 2030 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

While we expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, we cannot predict the nature, timing or effect of such efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

Outside the United States, other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield framework, or the Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. This CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 62 full-time employees, including 43 with Ph.D. or other advanced degrees. Of these full-time employees, 47 are engaged in research and development and 15 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.  We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees.

•

Compensation and Benefits. We provide our employees with competitive salaries, bonuses and equity awards under our equity incentive plans. We believe we offer competitive compensation and benefits packages designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. We formally review employee performance annually and provide competitive merit increases, bonus payments and annual equity awards in the first quarter annually, subject to achievement of certain goals.

•

Diversity and Inclusion. We are committed to fostering an inclusive and diverse workplace in which individuals of different backgrounds can thrive. We recognize the importance of representation in our leadership team. Of the nine members of our executive leadership team, five self-identified as women and/or from a diverse racial or ethnic group, and of the nine members of our Board of Directors, three self-identified as women and/or from a diverse racial or ethnic group.

•

Employee Engagement and Development. We strive to maintain an engaged workforce. We periodically conduct employee surveys to obtain employee feedback. Our surveys are designed to provide our managers and leadership team with information on satisfaction, workplace culture, and steps we can take to build and maintain an engaged workforce.  In addition, we are committed to supporting the continued development of our employees, including through regular trainings and discussions on company- and industry-relevant topics.

•

Response to COVID-19 Pandemic. The COVID-19 pandemic continues to present a substantial public health challenge around the world. We have continued to evaluate our practices to address our employees’ health and wellbeing. We established a COVID-19 taskforce, compromised of employees from various departments and levels, which meets regularly to discuss the company’s safety practices in relation to changing circumstances.

Corporate and Other Information

LogicBio Therapeutics, Inc. was incorporated under the laws of the State of Delaware in August 2014. Our principal executive offices are located at 65 Hayden Avenue, 2nd Floor, Lexington, MA 02421 and our telephone number is (617) 245-0399. Our website address is http://www.logicbio.com. The information contained in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

We have two subsidiaries, LogicBio Australia Pty Limited, a wholly owned Australian subsidiary formed in April 2018, and LogicBio Securities Corporation, a wholly owned Delaware subsidiary formed in December 2018. In 2019, we formally liquidated LogicBio Therapeutics Research, LTD, our wholly owned Israeli subsidiary.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. We have incurred net losses in each year since our inception, including net losses of $40.0 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $140.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities as well as to building out our team and infrastructure. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to continue to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide and sAAVy technology platforms, conduct process and analytical development, conduct manufacturing activities, conduct clinical trials, seek regulatory approval and, if we receive approval from the FDA the European Medicines Agency, or EMA, or other regulatory authorities, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that our expenses will also increase substantially if and as we:

•	work to successfully resolve the clinical hold on and determine next steps for LB-001;
•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•

continue to conduct our clinical program for LB-001, if and when the clinical hold on LB-001 is lifted, and initiate and conduct clinical trials for any other product candidates we identify and develop;

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
•

hire additional scientific, clinical, technical, quality, regulatory, general and administrative, and commercial personnel and add operational, financial and management information systems and personnel, including personnel to support our process and analytical development, manufacturing and planned future commercialization efforts;

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

•	lease and build new facilities, including offices and labs, as necessary to support any organizational growth;

•	comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, and cGMP;
•	build out and validate clinical and commercial-scale cGMP manufacturing capabilities;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and
•	experience any delays or encounter issues with any of the above.

Furthermore, our ability to successfully develop, commercialize and license our product candidates and potentially generate product revenue is subject to substantial additional risks and uncertainties. Each program and any product candidate we develop, along with our GeneRide and sAAVy platforms, will require additional preclinical and clinical development, regulatory approval in one or more jurisdictions, process and analytical development, securing supply and manufacturing capacity, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. See “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K.

At December 31, 2021, we had $53.5 million of cash and cash equivalents on hand. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of the consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K may materially adversely affect our business, prospects, financial condition, results of operations, share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize LB-001 and any other product candidate. We will require additional capital, which we may seek to raise through equity offerings, debt financings, marketing and distribution arrangements, collaborations, strategic alliances, licensing arrangements or other sources, to enable us to complete the development and potential commercialization of LB-001 and any other product candidate. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. For more information, see the risk factor titled “– Under our ASC 205-40 analysis, there is ‘substantial doubt’ that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K.” In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

•	our ability to successfully resolve the LB-001 clinical hold and the time it takes to do so;
•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001, which is currently on clinical hold and includes our Phase 1/2 SUNRISE clinical trial of LB-001 in MMA, and process development and manufacturing activities for LB-001;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including resolving the LB-001 clinical hold and any potential clinical holds that may be imposed on us in the future;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to advance and complete our Phase 1/2 SUNRISE clinical trial of LB-001 if and when FDA lifts the clinical hold;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of process and analytical development and manufacturing activities;
•	the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved;
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale;
•	our ability to repay outstanding debt; and
•	our ability to attract, hire and retain qualified personnel.

Identifying potential product candidates and conducting preclinical testing, process and analytical development, manufacturing activities and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and one or more are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, reduce or eliminate some or all of our research and development programs, preclinical and clinical development programs or future commercialization efforts, or we may be unable to continue operations. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time, or potentially resulting in our discontinuing our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of convertible debt securities or equity, including through our existing at-the-market equity facility, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, under U.S. securities laws, a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period, which may limit the amount of funds we can raise using Registration Statements on Form S-3. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s common stock held by non-affiliates.

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations. For information about our current outstanding debt, see Note 6 in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the risk factor titled “The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.” If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. To date, we have not generated any revenue from product sales and do not anticipate generating revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	identify product candidates and complete research and development of any product candidates we may identify;
•	obtain sufficient financial and other resources to complete the LB-001 development program and the development programs of any other product candidate;
•	resolve the clinical hold on our IND of LB-001 in a timely manner and resume our Phase 1/2 SUNRISE clinical trial;
•

obtain data from clinical programs of our product candidates that supports an acceptable risk-benefit profile of each such product candidate in the intended populations, including LB-001 in pediatric patients with MMA;

•	develop safe and effective delivery mechanisms for our genetic medicine product candidates;
•	achieve desirable medicinal properties for the intended indications;
•	seek and obtain regulatory approvals for any product candidate for which we complete clinical trials;

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

•	compete with other therapies and treatment options;
•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	obtain a continued acceptable safety profile of any approved medicines following approval;
•	address competing technological and market developments;
•	implement internal systems and infrastructure, as needed;
•	enter into collaborations to further the development of any product candidate;
•	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets, know-how and non-patent exclusivity for our medicines;
•	avoid and defend against third-party interference or infringement claims; and
•	attract, hire and retain qualified personnel.

Additionally, because our technology involves genome editing and gene therapy we are subject to the following additional challenges and risks with respect to our ability to generate future product revenue, including:

•

regulatory requirements that govern gene and cell therapy products, which have changed frequently and may continue to change in the future, and few products that involve the genetic modification of patient cells have been approved in the United States or the European Union, or the EU;

•

the FDA’s recommendation of a follow-up observation period of up to 15 years or longer for all patients who receive treatment using gene delivery, necessitating us to adopt such an observation period for any product candidate we may develop;

•

gene delivery technologies are novel approaches and may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such technologies; and

•

reports may arise from preclinical or clinical testing of the gene delivery technologies of our competitors or our product candidates that may raise safety or efficacy concerns about our product candidates.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

Our business may be materially adversely affected if the clinical hold placed by the FDA on the LB-001 IND is not timely and favorably resolved or if such regulatory concerns lead to more burdensome preclinical studies or clinical trials that cause significant delays in or end development of LB-001.

As previously disclosed, the FDA placed the IND for our product candidate, LB-001, on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. For more information on the clinical hold, please see “Item 1. Business—LB-001 for the Treatment of Methylmalonic Acidemia—LB-001 Clinical Development Program.” We are working closely with the FDA and the DSMB to determine the next steps for the SUNRISE trial and the LB-001 program. Until the DSMB approves the protocol and the FDA lifts the clinical hold, we may not continue to enroll any patients in clinical trials of LB-001, including our SUNRISE trial, in the United States and other jurisdictions. There is no guarantee that the FDA will lift the clinical hold or that we will be able to resume development of LB-001 as planned, or at all. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, additional preclinical studies or clinical trials involving LB-001, or amendments to the SUNRISE clinical trial protocol may be needed and difficult to implement and/or complete. If the FDA does not lift the clinical hold or any of the events described in the prior sentence occurs, our progress in the development of LB-001 may be significantly slowed or stopped and the associated costs may be significantly increased, materially adversely affecting our business, and our stock price would likely decline further.

In addition, even if the FDA lifts the clinical hold, we may not be able to obtain IRB approvals to continue to enroll the SUNRISE trial as a result of safety events experienced in the SUNRISE trial, or the clinical hold or any related risks, which could further delay our ability to open new trial sites and enroll patients in the SUNRISE trial. In addition, even if the FDA lifts the clinical hold, the announcement of the clinical hold and any perceived risks may affect our ability to enroll patients. Any delay in enrolling patients or inability to continue or complete the SUNRISE trial as a result of safety events experienced in the SUNRISE trial, the clinical hold or otherwise, will delay and could jeopardize our clinical development plans for LB-001, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for LB-001. Delays in the completion of the SUNRISE trial or any future clinical trial of LB-001, or any other product candidate will likely increase our costs, slow down our product candidate development and approval process and could delay or jeopardize our ability to commence product sales and generate revenue. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of LB-001. In addition, if we are unable to resolve the clinical hold favorably or if the FDA or other regulatory agencies continue to express safety concerns, it could adversely affect our ability to develop other product candidates that use our proprietary technology.

Our product candidates may cause serious adverse events or undesirable side effects or have other properties that may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death, some of which took years to present. There can be no assurance that our genomic medicine technologies will not cause undesirable side effects. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in many gene editing products is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. While we believe our GeneRide technology obviates this through the use of HR, we cannot be certain that off-target editing will not occur in any of our planned or future clinical trials. There is also the potential risk of delayed adverse events following exposure to gene editing therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material.  In addition, cases of TMA have been previously reported in association with AAV genetic therapies.  As previously disclosed, two patients in our SUNRISE trial experienced TMAs following dosing.  For more information on the cases of TMAs, please see “Item 1. Business—LB-001 for the Treatment of Methylmalonic Acidemia—LB-001 Clinical Development Program.” In addition to SAEs or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

If SAEs or undesirable side effects arise in the development of any of our product candidates, we, the DSMB, the FDA or other regulatory authorities, or the IRBs at the institutions in which our studies are conducted, could suspend or terminate our clinical trials, the FDA or other regulatory authorities could order us to cease clinical trials, or delay, deny approval of our product candidates for any or all targeted indications, or approve our product candidates with a restrictive label. For example, the FDA placed our LB-001 IND on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. For more information on the clinical hold, please see “Item 1. Business—LB-001 for the

Treatment of Methylmalonic Acidemia—LB-001 Clinical Development Program.” SAEs or undesirable side effects that arise in the development of any of our product candidates and any resulting action taken by us, the DSMB, the FDA or other regulatory authorities, or the IRBs, may result in our needing to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our ability to identify and develop product candidates, which could harm our business, financial condition and prospects significantly.

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
•

if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to implement a REMS, which may include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry;

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

We have concentrated our research and development efforts on product candidates utilizing our GeneRide and sAAVy technology platforms. Our future success depends on the successful development of these novel therapeutic approaches. Any product candidates we may develop will act at the level of DNA, and, because non-human animal DNA differs from human DNA, results of tests of our product candidates in preclinical animal models for either safety or efficacy may not be predictive of results that may be observed in humans. Also, preclinical animal models may not exist for some of the diseases we expect to pursue. Our GeneRide genome editing technology harnesses HR a naturally occurring DNA repair process. The mechanism of action of this technology is still not completely understood. Therefore, it is and will be difficult for us to predict whether any of our product candidates will be able to successfully and consistently integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells or otherwise result in sufficient expression of the target protein to reach therapeutic levels. We cannot be certain that any of our product candidates will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause SAEs, such as the SAEs referenced in the prior risk factor, or toxicities. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our GeneRide or sAAVy technology platforms, or any similar or competitive gene delivery platforms, will result in the identification, development and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. Any development problems we experience in the future related to our GeneRide or sAAVy technology platforms or any of our research programs may cause significant delays or unanticipated costs, or we may not be able to solve for the issue. We may also experience delays in developing a capable and scalable manufacturing process or transferring that process to collaboration partners. Any of these factors may prevent us from completing our preclinical studies or clinical trials that we may initiate or prevent us from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene delivery is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Because gene delivery is novel, the regulatory requirements governing any gene delivery product candidates we develop are uncertain and subject to change. For example, in January 2020, the FDA issued guidance documents to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow-up issues relevant to gene therapy, among other topics. The FDA also issued a guidance document in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for global regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of genome editing, gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genome editing and gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual genome editing or gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies to regulatory bodies in other jurisdictions, including Saudi Arabia, where we may enroll patients in our Phase 1/2 SUNRISE clinical trial, and the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, increase the scope of process and analytical development, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop.

We have limited experience conducting clinical trials and no history commercializing genetic medicine product candidates and we may encounter difficulties transitioning from a research-stage to clinical-stage company to ultimately a commercial-stage company, which may make it difficult to evaluate the prospects for our future viability.

We were founded in 2014 and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology such as our GeneRide and sAAVy technology platforms, identifying and developing LB-001 and other product candidates, undertaking preclinical studies, business planning and raising capital. Other than LB-001, all of our programs are still in the preclinical or research stage of development. As described above, our IND for LB-001 was placed on hold by the FDA. We will not be able to progress further with our clinical development of LB-001 in the United States and potentially other jurisdictions until the hold is lifted. For more information, please see the risk factor titled “Our business may be materially adversely affected if the clinical hold placed by the FDA on the LB-001 IND is not timely and favorably resolved or if such regulatory concerns lead to more burdensome preclinical studies or clinical trials that cause significant delays in or end development of LB-001.”

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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the clinical hold that FDA has placed on our IND for LB-001. We will eventually need to plan to transition from a company with a research and development focus to a company capable of supporting commercial activities, if any of our product candidates is approved. We may not be successful in such a transition.

Preclinical drug development is uncertain. Some or all of our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain FDA approval to market a new product, we must demonstrate proof of safety and efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs, if any, or if the outcome of our preclinical testing and studies will ultimately support the further development of any of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, our IND for LB-001 was placed on clinical hold by the FDA in February 2020 prior to the dosing of the first patient with LB-001, which was lifted in August 2020. More recently, in February 2022, we announced that the FDA had placed our IND for LB-001 on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients.  Even if the FDA lifts the current clinical hold with respect to our LB-001 IND, there can be no assurances that the FDA will not place this IND, or any IND relating to any other of our product candidates that we may file in the future, on clinical hold, requiring us to address any issues raised by the FDA in order to continue the applicable clinical trials.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per product candidate. Delays associated with product candidates for which we are conducting preclinical testing and studies ourselves may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain product candidates conducted by our current and potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and initiation of clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical data to support clinical development;
•	delays in reaching a consensus with regulatory agencies on preclinical and clinical study design;
•	inability to obtain appropriate or sufficient test agents or preclinical animal models in connection with the indication the product candidate is meant to address;
•	recruiting and retaining the appropriate scientific and technical personnel; and
•	the product candidate may not be safe or efficacious for the indication we intend to address.

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

A clinical trial may be suspended or terminated by us, either independently or based on a recommendation by the DSMB, for such trial, by IRBs of the institutions in which such trials are being conducted, or by the FDA or other regulatory authorities. We or such authorities may impose such a suspension or termination due to a number of factors, including (1) failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols; (2) findings from inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities; (3) safety issues or adverse side effects; (4) failure to demonstrate a benefit from using a drug; (5) changes in governmental regulations; (6) administrative actions or lack of adequate funding to continue the clinical trial; or (7) imposition of a clinical hold by the FDA or other regulatory authorities, such as the current clinical hold imposed by FDA on the LB-001 IND after we reported an SAE in our Phase 1/2

SUNRISE clinical trial of LB-001 in pediatric MMA patients. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

In addition, LB-001 will require extensive additional clinical testing before we are prepared to submit a Biologic License Application, or BLA, for regulatory approval in the United States or submit a comparable application for regulatory approval in other jurisdictions. We cannot predict with any certainty if or when we might complete the development of LB-001 and submit a BLA for regulatory approval of LB-001 or whether any such BLA will be approved by the FDA or a comparable application for regulatory approval may be approved in other jurisdictions. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

If we cannot favorably resolve the current clinical hold on our IND for LB-001, or our development program of LB-001 or any other product candidate is delayed, suspended or terminated for another reason, our progress in the development of LB-001 or such other product candidate may be significantly slowed or stopped and the associated costs may be significantly increased, which could materially adversely affect our business.

Clinical trials are time-consuming and subject to potential delays.

To date, we have not completed any clinical trials for any of our product candidates, including LB-001. We may experience delays in conducting any clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned to address clinical holds imposed by regulatory authorities or for other reasons, recruit and enroll patients on time or be completed on schedule, or at all. For example, as discussed above, our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients has been placed on hold by the FDA. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•

obtaining regulatory approval to commence a trial or to restart a trial following a clinical hold, such as the clinical hold placed by FDA on the LB-001 IND after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients;

•

reaching an agreement on acceptable terms with contract manufacturing organizations, or CMOs, for clinical supply, contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CMOs, CROs and trial sites;

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
•

occurrence of SAEs associated with any product candidates we may develop, such as the TMAs experienced by patients in our SUNRISE trial of LB-001 in pediatric MMA patients as further described above, including those that are viewed to outweigh their potential benefits;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;
•	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•	obtain marketing approval in some countries and not in others;

•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	be required to implement a REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	have the product removed from the market after obtaining marketing approval;
•	have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	be sued; or
•	experience damage to our reputation.

If we experience delays in the commencement or completion of our clinical trials, if we cannot favorably resolve the current clinical hold on the LB-001 IND, or if we terminate a clinical trial prior to completion, the commercial prospects of LB-001 or any other product candidate we develop could be harmed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials also ultimately may lead to the denial of regulatory approval of our product candidates.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic, and we do not know the extent and scope of such delays at this point. The enrollment of patients depends on many factors, including:

•	the patient inclusion and exclusion criteria defined in the protocol including exclusion criteria;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	severity of the disease under investigation;

•	the proximity of patients to trial sites and any barriers on patients' ability to travel (such as travel restrictions patients may encounter due to the COVID-19 pandemic or global conflict);
•	the design of the trial;
•

restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned clinical trials, such as the current clinical hold placed by the FDA on our LB-001 IND;

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

In February 2022, we announced that the FDA has placed our IND for LB-001 on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. If we are unable to satisfy any requests from the FDA in a timely manner, or at all, or if the FDA does not lift the clinical hold in a timely manner, or at all, we would be further delayed in or prevented from enrolling patients in our SUNRISE clinical trial. Even if the FDA lifts the clinical hold, the announcement of the clinical hold may affect enrollment of patients.

Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing and managing relationships with CROs and other vendors, as well as clinical trial sites and investigators;
•	different standards for the conduct of clinical trials;
•	different standard-of-care for patients with a particular disease;
•	inability to locate qualified local consultants, physicians and partners;
•	potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment; and
•	any heightened restrictions in foreign countries relating to the COVID-19 pandemic (such as travel restrictions).

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations and prospects.

Adverse public perception of gene delivery technologies may negatively impact our potential products.

We are developing therapies using genome editing and gene therapy technologies. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of genome editing and gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing and gene therapy are unsafe, unethical or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Public perception of the cost, durability and potential harm from over-expression of genome editing and gene therapy may also affect public acceptance of our product candidates. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

Serious adverse events in our clinical trials, such as the two cases of TMA experienced by two patients in our Phase 1/2 SUNRISE clinical trial described above, or other clinical trials involving gene delivery technology, particularly AAV genetic medicines, such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, some of which took years to present. Additionally, cases of TMA have been reported in association with other AAV genetic therapies. SAEs, such as these, whether in our clinical trials or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased regulation and regulatory scrutiny, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates.

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

The time required to obtain approval by the FDA, the EMA and other regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved and the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither LB-001 nor any other product candidate will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States, the EU or any other jurisdiction until we receive regulatory approval from the applicable regulatory authority. It is possible that the FDA, the EMA or other regulatory authorities may refuse to accept for substantive review any applications for marketing approval that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of LB-001. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize LB-001. As we announced in February 2022, the FDA placed our IND for LB-001 on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 for pediatric MMA patients. We currently have no products that are approved for commercial sale and may never be able to develop marketable products.

Assuming favorable resolution of the clinical hold, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LB-001. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of LB-001, which may never occur. We cannot be certain that LB-001 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LB-001 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA, the EMA and regulatory authorities in other jurisdictions. We are not permitted to market LB-001 in the United States until it receives approval of a BLA from the FDA, or in any foreign jurisdictions until it receives the requisite approval from such jurisdictions. We have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

LB-001 is our lead product candidate, and because other product candidate may be based on similar technology, if LB-001 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business. For example, as previously disclosed, two patients in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric patients experienced cases of TMA. After reporting the second case of TMA to the FDA, the FDA placed our IND for LB-001 on clinical hold. We are working with the FDA and DSMB to determine the next steps for the SUNRISE clinical trial and the LB-001 program.

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

The manufacturing processes for our product candidates are complex and changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

The manufacturing processes for our product candidates, including viral vector manufacturing, are complex. Some of the factors that contribute to the complexity of this process include:

•	the use of complex biological raw materials, including plasmid DNA, and cell banks, that need to comply with stringent regulatory requirements;
•

the use of complex manufacturing methods, such as transfection of suspension mammalian cell culture in large bioreactors (transfection is the process by which plasmid DNA enters the cells), and purification of intact viral particles;

•	the need to produce high-concentration, high purity drug product; and
•	the challenges associated with scale-up, batch-to-batch consistency and product characterization, including measurement of potency and quality.

We explore improvements to the manufacturing process for our product candidates on a continual basis. Changes to the manufacturing process may occur in connection with efforts to optimize our process in preparation for the potential advancement of our clinical trial or commercialization of our product candidates. Changes to this process could induce a change in the purity or potency of a product candidate. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies or to collect additional data from patients prior to undertaking additional clinical studies, or to perform a bridging study.  The FDA could also require us to file a new IND with respect to such changes in our manufacturing process. These requirements may lead to delays in our clinical development and commercialization plans.

Our employees and independent contractors, including investigators, CROs, CMOs, consultants, vendors and any third parties we may engage in connection with development and commercialization, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business.

Misconduct by our employees and independent contractors, including investigators, CROs or CMOs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, EMA rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) GXP; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, additional integrity oversight and reporting obligations, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

•	experiencing business interruptions resulting from geo-political events, including war and terrorism, or natural disasters, including floods and fires;
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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of complex biological raw materials, drug substance or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are a few potential alternative manufacturers who could manufacture any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We intend to rely upon CROs and other vendors to draw, distribute, store and test clinical samples, the data from which will be used to manage ongoing care of participants in our clinical studies and to monitor clinical safety and efficacy endpoints, and to store, manage and analyze clinical data for our programs. We also intend to rely on CROs and other vendors for the execution of future preclinical studies. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our CROs, distributors and other vendors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We and our CROs and other vendors will be required to comply with the GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area, or the EEA, and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be sure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

Our CROs and other vendors are not our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs and other vendors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs and other vendors, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs and other vendors do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

If our relationship with any CROs or other vendors terminate, we may not be able to enter into arrangements with alternative CROs or other vendors or do so on commercially reasonable terms. Switching or adding additional CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs and other vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm on our business, financial condition, results of operations and prospects.

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

Failure to obtain such collaborative relationships could impair the potential for any product candidate we may develop. We also may enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

•	a collaboration partner may cease development in therapeutic areas that are the subject of our strategic collaboration;
•	a collaboration partner may not devote sufficient capital or resources towards our product candidates;
•	a collaboration partner may change the success criteria for a product candidate thereby delaying or ceasing development of such candidate;
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

•	a partner may use our products or technology in such a way as to invite litigation from a third party;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all; and
•

if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described herein also apply to the activities of our collaborators.

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

If conflicts arise between our collaborators or strategic partners, such as CANbridge, Daiichi, Stanford, NIH, CMRI, the University of Texas or Oregon Health & Science University, or OHSU, and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

We are a party to agreements with Stanford and the University of Texas to license our core technology, and we are party to a license agreement with the NIH for development and commercialization rights to certain capsids including the transgene for LB-001. We are also party to an agreement with CMRI for development and commercialization rights to certain capsids including the first capsid produced from the sAAVy platform, sL65. We may enter into additional agreements with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

In exchange for the rights granted to us pursuant to our agreements with Stanford, the University of Texas, the NIH and CMRI, we are obligated to make payments upon the achievement of certain milestone events and to pay annual maintenance fees and specified royalties. If we fail to comply with our obligations under these agreements or any future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Our business has been adversely affected by the ongoing coronavirus pandemic, and we expect it to continue to have a negative impact on our business.

In March 2020, the World Health Organization characterized the COVID-19 outbreak a “pandemic.” The pandemic and government measures taken in response have since had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Although the FDA has approved certain therapies and vaccines, the logistics of implementing a national vaccine program, the willingness of individuals to get vaccinated and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown.

The Company is following federal, state and local requirements and guidelines with respect to COVID-19 and has allowed its employees to return to working on-premises in accordance with those requirements and guidelines.

Our research, development and manufacturing activities are dependent on our ability to continue our work on premises at our laboratory. We also rely on third parties, such as CROs and CMOs, located in areas that are affected by the COVID-19 pandemic for certain research, development and manufacturing activities. Many of these third parties also limited their staff from working on premises as part of their response to the COVID-19 pandemic. The COVID-19 pandemic may have a significant negative effect on our business and future results due to a variety of factors, including the health of our employees, our ability to maintain operations, the ability of our third-party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.  The Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which are currently having an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of additional variants, will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

Infections and deaths related to COVID-19, including as a result of new and more resistant strains, have significantly disrupted the United States’ healthcare and healthcare regulatory systems. Such disruptions have diverted healthcare resources away from regular activities at a number of institutions where clinical trials are normally conducted. Depending on the duration and severity of the pandemic, our efforts to engage with potential trial sites in start-up and other activities for our planned clinical trials or other studies may be adversely affected. In addition, other known and unknown factors caused by COVID-19 could materially delay other aspects of our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff.

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

On March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products in response to the COVID-19 pandemic. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update.  Since then, the FDA has continuously monitored the pandemic and adjusted its inspection policies in line with safety of its inspectors, travel restrictions, and public health needs. For example, as of July 2020, the FDA utilized a rating system to assist in determining when and where it is safest to conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In May 2021, the FDA issued a roadmap as to how it intended to restore normal inspection operations and reduce the backlog of inspections that had built up due to delays caused by the pandemic. While this roadmap is subject to pandemic developments, the FDA hoped to restore standard operations by September 2021. After a temporary pause of certain inspectional activities in December 2021 to ensure the safety of its employees due to the spread of the Omicron variant, the FDA announced the resumption of routine domestic surveillance inspections on February 7, 2022. Depending on the course of the pandemic in various geographic areas, the FDA may not be able to maintain its planned restoration of standard operations and delays or setbacks are possible in the future. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Our activities will continue to require a significant expenditure of capital resources. The COVID-19 pandemic, including as a result of new and more resistant strains, could lead to disruptions of global financial markets and, if so, could impact our ability to access capital. An extended period of disruption in the economy and capital markets could significantly affect our ability to raise additional capital on a timely basis, which would significantly disrupt our programs and also require us to reevaluate our corporate strategy.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for any product candidates and for our technologies, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our product candidates and our technologies may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our platform technologies and any proprietary product candidates and technologies we develop. We seek to protect our proprietary position by in-licensing intellectual property relating to our platform technologies and filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to our AAV capsid technology and genome editing platform technology and any proprietary products and technologies we develop, our business, financial condition, results of operations and prospects could be materially harmed. Additionally, if we do not adequately protect our intellectual property, our competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

The scope of patent protection in the United States and in other countries is uncertain. Pending and future patent applications may not result in issued patents that protect our business, in whole or in part, or that effectively prevent others from commercializing competitive products. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first inventor to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions that will be claimed in our future patents or future patent applications, or that we will be the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after

March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Moreover, some of our in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. Additionally, some of our future patent filings may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interests in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could harm our competitive position, business, financial conditions, results of operations and prospects.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of gene editing and gene therapy and filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interests in such patents.

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

In the United States and some other countries, when market exclusivity expires and generic/biosimilar versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical and biologics development are exempt from patent infringement in the United States and other jurisdictions, for example, in the United States by the provisions of 35 U.S.C. § 271(e)(1), or the Safe Harbor. However, in the United States and certain other jurisdictions, the Safe Harbor exemption is more limited after the sponsor obtains approval for a BLA. Therefore, the risk that a third party might allege patent infringement may increase as our products approach commercialization. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors.

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

Additionally, we expect that the product candidates we develop will be regulated as biologics in the United States and therefore they may be subject to competition from biosimilars approved through an abbreviated regulatory pathway. The Affordable Care Act includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the date on which the reference product was first approved.

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

The intellectual property landscape around genetic medicines is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could adversely affect the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. However, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights, and our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Moreover, due to the intense research and development that is taking place by several companies, including us and our competitors, in the fields of gene editing and gene therapy, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property, and proprietary rights in the future. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make genetic medicine products that are similar to any product candidates we may develop or utilize similar genetic medicine technology but that are not covered by the claims of the patents that we license or may own in the future;

•

others may be able to make or utilize genetic medicine technology that functions as a viable alternative to technology we may develop or technology covered by the claims of the patents that we license or may own in the future;

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

Beyond the Affordable Care Act, there have been ongoing reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. For example, President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the U.S. Secretary of Health and Human Services recently issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs, and Democrats recently included drug pricing reform provisions reflecting elements of the plan in a broader spending package in late 2021, such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

While we have received orphan drug designation for LB-001 for the treatment of MMA, we may not be able to obtain orphan drug marketing exclusivity for LB-001 or enjoy the benefits associated with orphan drug designation.

In April 2019, the FDA granted orphan drug designation for LB-001 for the treatment of MMA, and in June 2021, the European Commission granted orphan drug designation to LB-001 for the treatment of MMA.

Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation may entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Although we have received rare pediatric disease designation for LB-001 for the treatment of MMA, we may not be able to obtain such designation for other product candidates or enjoy the benefits associated with this designation.

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a rare pediatric disease priority voucher to a sponsor upon the approval of a BLA or NDA for a product intended to treat or prevent a rare pediatric disease and that also satisfies other criteria. The voucher can then be used to obtain priority review for a subsequent BLA or NDA for a drug or biologic intended to treat any disease or condition, even if the drug or biologic would not otherwise quality for priority review. The voucher recipient also has the option of selling or transferring the voucher to another sponsor On December 27, 2020, Congress passed the Creating Hope Reauthorization Act, which extended the rare pediatric disease priority review voucher program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

Although rare pediatric disease designation has been granted for LB-001, there is no guarantee that the FDA will grant any future requests for rare pediatric disease designation for any of our product candidates. Moreover, even if we obtain rare pediatric disease designation, there is no guarantee that we will qualify for a rare pediatric disease priority review voucher upon FDA approval of the IND or BLA for a rare pediatric disease. Rare pediatric disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

•

HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements related to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;

•

the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;

•

federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Frederic Chereau, our President and Chief Executive Officer, as well as the other members of our management, scientific, clinical, technical and regulatory teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of one or more of our executive officers or key employees could impede the achievement of our research, development and commercialization objectives, impact our ability to coordinate responsibilities and tasks, impact our corporate culture, and impact the retention of historical knowledge. Further, our Board of Directors and management succession planning efforts may not be effective, which could adversely impact our business.

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

We have experienced significant growth in the past year. Our management has diverted, and may need to divert, a disproportionate amount of its attention away from our day-to-day activities to devote time to managing our growth. To manage any growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage any expansion of our operations or train the additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Managing our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

We may engage in mergers or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into mergers or acquisition transactions with respect to other businesses, products or technologies. If we do identify suitable candidates, we may not be able to complete such transactions on favorable terms, or at all. Any transactions we execute may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with a transaction or issue our common stock or other equity securities in connection with a transaction, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of any business, product or technology that is the subject of a transaction that are not covered by any indemnification we may obtain. In addition, we may not be able to successfully integrate personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner following the execution of a transaction. Merger and acquisition transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future mergers or acquisitions or the effect that any such transactions might have on our operating results.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters or geo-political events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters and geo-political events (such as war or terrorism) could severely disrupt our operations or the operations of third parties upon whom we depend. If any such event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, or similarly affected third parties whom we rely on, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could harm our business.

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

Our focus is on the development of genetic medicines using our GeneRide and sAAVy technologies. If our current programs are approved for the indications we are pursuing or contemplate we may pursue, they may compete with other products currently under development, including gene editing and gene therapy products. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics, Precision BioSciences and Graphite Bio. We may also compete with companies developing gene therapy products, including Homology Medicines, Astellas Pharma, Pfizer, bluebird bio, uniQure and Generation Bio. There are also companies pursuing base editing technologies, including Beam Therapeutics. Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA-based approach, Selecta Biosciences using an AAV gene therapy, and HemoShear Therapeutics using a small molecule. If any of our competitors obtains regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved.

There are several companies developing competing products that target CN, the indication for which we conducted research activities for LB-301, including Genethon, Selecta Biosciences and the Institute for Life Changing Medicines. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-301.

Additionally, other companies may have or be developing competing products that target HT1, the indication for which we are developing LB-401. If any of our competitors obtain regulatory approval for a treatment for HT1, it could negatively affect our ability to successfully commercialize LB-401. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

If LB-001 or any other product candidate we develop is approved for commercialization, it may be marketed in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;
•	reduced protection for intellectual property rights;
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	foreign reimbursement, pricing and insurance regimes;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	potential noncompliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political events, including war and terrorism, or natural disasters including floods and fires.

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

Our stock price may be volatile. The stock market in general, and the market for pharmaceutical and biopharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of companies whose stock is experiencing those price and volume limitations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual performance. As a result of this volatility, our stockholders may not be able to sell their shares of common stock at or above the price at which they purchased them. The market price for our common stock may be influenced by many factors, including:

•

results of or developments with respect to our preclinical studies,clinical trials or regulatory approvals or those with respect to product candidates of our competitors, or announcements about new research programs or product candidates of ours or our competitors;

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

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. Our common stock is currently closing below the minimum $1.00 bid price. If the bid price for our common stock continues to close below the minimum $1.00 bid price per share, we may risk not being in compliance with Nasdaq’s requirements for continued listing.  In such circumstances, to regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days, among other requirements. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. To regain compliance, we would need to consider alternatives to resolve any listing deficiency, such as, subject to approval of our Board of Directors and stockholders, implementing a reverse stock split. However, there can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.

In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of December 31, 2021, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. See Note 6 to our financial statements found elsewhere in this annual report on Form 10-K. The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

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

As of December 31, 2021, we believe our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, beneficially owned a significant percentage of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or Board of Directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be subject to certain limitations.

We have incurred substantial losses during our history and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. taxable income necessary to utilize our NOLs. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, currently we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on The Nasdaq Global Market under the symbol “LOGC.” As of February 28, 2022, there were approximately 14 holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of our Loan and Security Agreement with Oxford Finance LLC and Horizon Technology Finance Corporation, dated July 2, 2019, or the Loan Agreement, preclude us from paying cash dividends and future debt agreements may preclude us from paying cash dividends. Payment of future dividends, if any, on our common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Information required by Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities regarding our equity compensation plans is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. Please also refer to the section under the heading “Special Note Regarding Forward-Looking Statements and Industry Data.”

Overview

We are a clinical-stage genetic medicine company pioneering gene editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. Our genome editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. Our gene delivery platform, sAAVy™, is an AAV capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

Our lead product candidate, LB-001, is a single-administration, genome editing therapy developed using our GeneRide technology, currently in Phase 1/2 development for the treatment of MMA in pediatric patients. MMA is a rare and life-threatening genetic disorder affecting approximately 1 in 50,000 newborns in the United States that often results in developmental delays and other long-term complications and a high rate of hospitalizations. In April 2021, we granted CANbridge an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in Greater China. In February 2022, we announced that the FDA notified us that our IND of LB-001 has been placed on clinical hold.

In December 2021, we announced the nomination of a new product candidate, LB-401, based on our GeneRide technology. LB-401 is a genome editing therapy being developed for the treatment of HT1. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine, a building block of most proteins, and affects 1 in 100,000 to 120,000 newborns worldwide.

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi. We have also demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models, and more recently, in Wilson disease.

Based on our sAAVy technology, we are developing gene therapy candidates utilizing, among other things, sL65, the first capsid produced from sAAVy, for the treatment of Fabry and Pompe diseases in collaboration with CANbridge. We also granted CANbridge an option to obtain an exclusive worldwide license to certain of our intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications.

We expect to select future product candidates for diseases addressed by targeting the liver initially, and later by targeting other tissues such as the central nervous system, or CNS, muscle, or other tissues.

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll up to eight patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5 x 1013 vg/kg and 1 x 1014 vg/kg). The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A. We expect to enroll patients in up to seven centers in the United States and up to one center in Saudi Arabia.

In June 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-reviewed protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose. Mid-October 2021, we announced early results from the SUNRISE trial. The early results showed measurable levels of albumin-2A, a technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. We also announced in mid-October 2021 that, following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, the independent Data Safety Monitoring Board, or the DSMB, overseeing the SUNRISE trial recommended continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients in the younger age group (six months to two years old) at the lower dose.

In late October 2021, the third patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in younger age group, experienced a drug-related serious adverse event, or SAE. The SAE was noted during a scheduled visit that took place two weeks after dosing. This SAE was categorized as a case of thrombotic microangiopathy, or TMA, which has been previously reported in association with other adeno-associated virus genetic therapies. We announced in December 2021 that the SAE experienced by the third patient had resolved. We reported the SAE to the DSMB along with a proposed response plan, which was endorsed by the DSMB. The plan included proposed protocol amendments to increase patient monitoring. In accordance with our regulatory obligations, we also reported the SAE to the FDA and the Saudi Arabia Food & Drug Authority.

In January 2022, the fourth patient dosed in the SUNRISE trial, who received 5 x 1013 vg/kg of LB-001 and was in the younger age group, experienced a drug-related SAE, which was categorized as a case of TMA. Following a hospitalization, the patient was discharged and is being followed as an outpatient in accordance with the protocol. We reported the SAE to the FDA and the Saudi Arabia Food and Drug Authority in accordance with our regulatory obligations. We also reported the SAE to the DSMB. On February 2, 2022, we announced that the FDA notified us that the SUNRISE trial has been placed on clinical hold. We are working closely with the FDA and the DSMB to determine the next steps for the SUNRISE trial and the LB-001 program. Until we have more clarity regarding the impact of the clinical hold, LogicBio is suspending guidance on the timing of announcing interim data for the SUNRISE trial.

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

LB-401 for the Treatment of Hereditary Tyrosinemia Type 1

In December 2021, we announced the nomination of a new development candidate, LB-401, for the treatment of HT1. This development candidate is based on our GeneRide platform. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine that affects 1 in 100,000 to 120,000 newborns worldwide. This condition is caused by a shortage of the enzyme fumarylacetoacetate hydrolase, or FAH, one of the enzymes required for the multi-step process that breaks down tyrosine.

In preclinical studies presented at the 2021 ESGCT Annual Meeting, or ESGCT in October 2021, the data in HT1 models with acute liver damage showed that GeneRide-edited hepatocytes repopulated the entire liver within four weeks post-administration, replacing the diseased hepatocytes with corrected hepatocytes. HT1 mice that received the GeneRide-FAH vector were no longer reliant on the current standard of care for the disease, and demonstrated restored normal body growth, liver function, and undetectable succinyl acetone levels.

Other GeneRide Development Programs

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda. In initial proof-of -concept studies, a murine GeneRide construct of LB-301was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year. Our Takeda collaboration to further develop LB-301 in CN, resulted in the extension of our proof-of-concept data and was reported at ASGCT in May 2020. In these reported studies, neonatal mice treated with a murine GeneRide construct of LB-301 resulted in a survival benefit and a dose-dependent reduction in total circulating bilirubin. The bilirubin levels achieved were within the range of that observed in patients with Gilbert’s syndrome (1-6mg/dL), a mild liver disorder usually requiring no medical treatment. Moreover, through a collaboration with Dr. Andrés Muro at the International Centre for Genetic Engineering and Biotechnology in Trieste, Italy, we demonstrated that GeneRide treatment could improve motor discoordination in preclinical mouse models of CN.

In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company, or Daiichi. We have also demonstrated proof of concept of our GeneRide platform in mouse models of hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, and Wilson disease.

Our sAAVy Platform

We are also developing sAAVy, a next generation AAV capsid platform, for use in gene editing and gene therapy. At the American Society of Gene & Cell Therapy, or ASGCT, 2020 Annual Meeting in May 2020, we presented data showing that the capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark AAVs that are currently in clinical development. We are developing these highly potent vectors for use in our internal development candidates and collaborations. We announced data generated from translational animal models using these capsids at the ASGCT 2021 Annual Meeting in May 2021. In addition, in January 2021, we announced the extension of our collaboration with CMRI to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as additional tissues.

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through December 31, 2021, we have raised approximately $126.0 million through underwritten public offerings and at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of December 31, 2021, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our current product candidates and any future product candidates. Our net loss was $40.0 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $140.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Impact of COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. We continue to closely monitoring the COVID-19 pandemic in order to promote the safety of our personnel and to continue advancing our research and development activities. We are following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and have allowed our employees to return to working on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the year ended December 31, 2021. However, we are aware that certain of our third-party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which are currently having an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

We cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the health of our and our third-party vendors, suppliers and collaborators’ employees, our ability to maintain operations, the ability of our third-party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•	license maintenance fees and milestone fees incurred in connection with various license agreements;
•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	expenses incurred under agreements with CROs, CMOs, as well as academic institutions and consultants that conduct our preclinical studies and other scientific development services;
•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs;
•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses; and
•	costs related to compliance with regulatory requirements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase in the future as we continue to conduct the clinical program for our product candidate, LB-001, if and when FDA lifts the clinical hold with respect to our IND of LB-001 that we announced in February 2022, and as we continue to discover and develop additional product candidates. If any of our product candidates enters into later stages of clinical development, we expect that they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, legal, human resources, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities and potential commercialization of our product candidates.

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the term loan under the Loan Agreement in July 2019. A portion of the interest expense on the term loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During each of the years ended December 31, 2021 and 2020, we recorded $1.1 million, in interest expense, of which $0.8 million and $0.9 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. Other expense, net consists primarily of foreign exchange losses.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
REVENUE:
Collaboration and service revenue	$5,410	$3,454
Total revenue	5,410	3,454
OPERATING EXPENSES:
Research and development	28,169	22,753
General and administrative	16,226	12,212
Total operating expenses	44,395	34,965
Loss from operations	(38,985)	(31,511)
Other (expense) income:
Other expense, net	(1,072)	(922)
Loss before income taxes	(40,057)	(32,433)
Income tax provision	28	(188)
Net loss	$(40,029)	$(32,621)

Revenue

Revenue for the year ended December 31, 2021 consisted of $5.4 million in revenue related to the Takeda, Daiichi and CANbridge agreements. Revenue for the year ended December 31, 2020 consisted of $3.5 million in revenue related to the Takeda Agreement. The increase in revenue for the year ended December 31, 2021 compared to the corresponding period in 2020 was related to revenue recognized under the April 2021 CANbridge and Daiichi agreements which was partially offset by a decrease in revenue under the Takeda Agreement due to winding down activities.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Increase
	(in thousands)
LB-001 external development and manufacturing costs	$7,565	$8,491	$(926)
Personnel-related costs	9,949	6,194	3,755
Lab supplies	3,552	2,739	813
Other research and development costs	7,103	5,329	1,774
Total research and development expenses	$28,169	$22,753	$5,416

Research and development expenses for the year ended December 31, 2021 were $28.2 million, compared to $22.8 million for year ended December 31, 2020. The increase of approximately $5.4 million was primarily due to an increase of $3.8 million in personnel-related costs related to an increase in headcount associated with the progress of both our partnered and internal programs, with a corresponding increase of $0.8 million in lab supplies. During the year ended December 31, 2021 as compared to the year ended December 31, 2020, there was an increase of $1.8 million in other research and development costs, primarily driven by intellectual property licensing milestone payments due to certain of our licensors. These increases were partially offset by a $0.9 million decrease in LB-001 external development and manufacturing costs, which primarily consisted of a $3.4 million decrease in contract manufacturing costs for LB-001 clinical supply offset by an increase of $2.6 million in expenses related to the clinical trials.

General and Administrative Expenses

General and administrative expenses were $16.2 million for the year ended December 31, 2021, compared to $12.2 million for the year ended December 31, 2020. The increase of approximately $4.0 million was primarily due to an increase of $2.1 million in personnel-related expenses as we increased our headcount to support our continued research and development activities as well as build our corporate and administrative functions. There was also a $1.3 million increase in professional service fees due to an increase in corporate development and general corporate activities as well as $0.6 million increase in other general and administrative costs primarily related to an increase in corporate communications, insurance, and other general and administrative expenses.

Other (Expense) Income

Other expense, net was $1.1 million for the year ended December 31, 2021, compared to other expense, net of $0.9 million for the year ended December 31, 2020. The net increase was primarily related to a $0.2 million decrease in interest income due to lower interest rates on our capital balances.

Comparison of the Years Ended December 31, 2020 and December 31, 2019

For a discussion of our results of operations comparison for the years ended December 31, 2020 and 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

Liquidity and Capital Resources

Overview

Since our inception and through December 31, 2021, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of December 31, 2021, we had cash and cash equivalents of $53.5 million, which management believes will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023, however due to the uncertainties described below there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.  We will require substantial additional capital to fund our research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, and ongoing operating expenses. Management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses.

Cash Flows

The following table summarized our cash flows for each of the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(18,995)	$(28,925)
Net cash (used in) provided by investing activities	(840)	17,024
Net cash provided by financing activities	3,240	48,723
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,595)	$36,822

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was approximately $19.0 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $9.9 million decrease in cash used in operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily driven by a $14.4 million increase in deferred revenue related to upfront and quarterly consideration received under the CANbridge agreement as well as the upfront consideration received under the Daiichi agreement. This increase in deferred revenue was partially offset by the increase in cash operating expenses.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was approximately $0.8 million, related to the purchase of property and equipment. During the year ended December 31, 2020, net cash provided by investing activities was approximately $17.0 million, as the proceeds from our short-term investments that matured during the period were not reinvested and were instead held as cash and cash equivalents.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $3.2 million, primarily related to net proceeds from sales of our common stock through our at-the-market equity facility under an Open Market Sale Agreement, dated November 15, 2019, with Jefferies LLC as the sales agent, or the Open Market Sale Agreement, of $5.1 million, which was partially offset by the repayment of principal on our term loans of $1.9 million. During the year ended December 31, 2020, net cash provided by financing activities was $48.7 million, primarily related to net proceeds of $45.2 million from the sale of our common stock in our October 2020 follow-on offering as well as approximately $3.4 million in proceeds from the sales of common stock under the Open Market Sale Agreement.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that our expenses will increase substantially if and as we:

•	work to successfully resolve the clinical hold on and determine next steps for LB-001;
•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•

continue to conduct our clinical program for LB-001, if and when the clinical hold on LB-001 is lifted, and initiate and conduct clinical trials for any other product candidates we identify and develop;

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
•

hire additional scientific, clinical, technical, quality, regulatory, general and administrative, and commercial personnel and add operational, financial and management information systems and personnel, including personnel to support our process and analytical development, manufacturing and planned future commercialization efforts;

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

•	lease and build new facilities, including offices and labs, as necessary to support any organizational growth;
•	comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, or cGMP;
•	build out and validate clinical and commercial-scale cGMP manufacturing capabilities;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and

•	experience any delays or encounter issues with any of the above.

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

At December 31, 2021, we had $53.5 million of cash and cash equivalents on hand, which we currently expect will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	our ability to successfully resolve the LB-001 clinical hold and the time it takes to do so;
•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001, which is currently on clinical hold and includes our Phase 1/2 SUNRISE clinical trial of LB-001 in MMA, and process development and manufacturing activities for LB-001;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including resolving the LB-001 clinical hold and any potential clinical holds that may be imposed on us in the future;

•

the impact of the COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, including our ability to advance and complete our Phase 1/2 SUNRISE clinical trial of LB-001 if and when FDA lifts the clinical hold;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under any of our current agreements or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial and other research and development costs under future collaboration agreements, if any;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of process and analytical development and manufacturing activities;
•	the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for LB-001 and any other product candidates in regions where we choose to commercialize our product candidates, if approved;
•	the initiation, progress, timing and results of our commercialization of LB-001 and any other product candidates, if approved, for commercial sale;
•	our ability to repay outstanding debt; and
•	our ability to attract, hire and retain qualified personnel.

A change in the outcome of any of the above variables that are applicable to the development of a product candidate could mean a significant change in the costs and timing associated with the research and development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to the clinical hold we announced in February 2022, patient enrollment or other reasons, we would be required to expend significant additional financial resources and/or time on the completion of clinical development. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time. We may never succeed in obtaining regulatory approval for our product candidates or any future product candidates.

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

Revenue Recognition

To date, our only revenue has consisted of collaboration and service revenue, all of which is attributable to our cost reimbursement under our January 2020 research agreement with Takeda as well as our April 2021 collaboration agreement with CANbridge and our April 2021 research agreement with Daiichi Sankyo. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as our company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2018).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A, filed on October 9, 2018).

4.2

Form of Warrant to Purchase Common Stock of LogicBio Therapeutics, Inc., dated as of July 2, 2019, issued in connection with the Loan and Security Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019).

4.3	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on March 16, 2020).

4.4

Investors’ Rights Agreement, dated as of June 19, 2017, by and among LogicBio Therapeutics, Inc. and each of the Investors and Common Holders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s S-1, filed on September 25, 2018).

10.1#

Amended and Restated Exclusive (Equity) Agreement dated January 31, 2018, between The Board of Trustees of the Leland Stanford Junior University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s S-1, filed on September 25, 2018).

10.2+

Amendment No. 1 to Amended and Restated (Equity) Agreement, dated as of May 3, 2018, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2020).

10.3+

Amendment No. 2 to Amended and Restated (Equity) Agreement, dated as of June 24, 2019, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on August 13, 2019).

10.4+

Amendment No. 3 to Amended and Restated (Equity) Agreement, dated as of January 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 16, 2020).

10.5+

Amendment No. 4 to Amended and Restated (Equity) Agreement, dated as of April 29, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2020).

10.6+

Amendment No. 5 to Amended and Restated (Equity) Agreement, dated as of October 30, 2020, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 15, 2021).

10.7+

Amendment No. 6 to Amended and Restated (Equity) Agreement, dated as of March 29, 2021, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.8+*	Amendment No. 7 to Amended and Restated (Equity) Agreement, dated as of December 7, 2021, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc.

10.9#

Patent & Technology License Agreement, dated May 7, 2018, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.2 to the Company’s S-1, filed on September 25, 2018).

10.10+

Amendment No. 1 to Patent & Technology License Agreement, dated October 14, 2019, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 16, 2020).

10.11+

Amendment No. 2 to Patent & Technology License Agreement, dated September 28, 2020, by and between LogicBio Therapeutics, Inc. and The Board of Regents of The University of Texas System. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2020).

10.12#

Patent License Agreement dated December 14, 2018, between the U.S. Department of Health and Human Services, as represented by the National Human Genome Research Institute, an Institute of the National Institutes of Health and LogicBio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, filed on April 1, 2019).

10.13+

Exclusive Research Collaboration, License and Option Agreement, dated April 26, 2021, between the Company and CANbridge Care Pharma Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2021).

10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 15, 2021).

10.15†	LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s S-1, filed on September 25, 2018).

10.16†	Form of Stock Option Agreement under the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s S-1/A, filed on October 9, 2018).

10.17†	Form of Restricted Stock Agreement under the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s S-1/A, filed on October 9, 2018).

10.18†	LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A, filed on October 9, 2018).

10.19†	LogicBio Therapeutics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s S-1/A, filed on October 9, 2018).

10.20†	LogicBio Therapeutics, Inc. 2018 Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s S-1/A, filed on October 9, 2018).

10.21†	Form of Incentive Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-1/A, filed on October 9, 2018).

10.22†

Form of Non-Statutory Stock Option Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-1/A, filed on October 9, 2018).

10.23†

Form of Restricted Stock Unit Agreement under the LogicBio Therapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q, filed on August 9, 2021).

10.24†	Form of Inducement Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on November 15, 2021).

10.25†	Form of Executive Employment Agreement applicable to executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on August 9, 2021).

10.26†

Form of Amended and Restated Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Frederic Chereau (incorporated by reference to Exhibit 10.13 to the Company’s S-1/A, filed on October 9, 2018).

10.27†

Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Cecilia Jones (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 15, 2021).

10.28	[reserved]

10.29	Consulting Agreement with Mark Kay, dated April 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s S-1, filed on September 25, 2018).

10.30†	Consultancy Agreement, by and between the Company and Kyle Chiang, effective June 1, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed on August 9, 2021).

10.31†	Consultancy Agreement, by and between the Company and Bryan Yoon, dated November 6, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed on August 9, 2021).

10.32†

Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement applicable to Frederic Chereau (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q, filed on August 9, 2021).

10.33†

Form of Confidential Information, Invention Assignment, Restricted Activities, and Arbitration Agreement applicable to executive officers other than Frederic Chereau (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q, filed on August 9, 2021).

10.34

Open Market Sale AgreementSM dated November 15, 2019, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3, filed on November 15, 2019).

10.35

Loan and Security Agreement dated as of July 2, 2019, among Oxford Finance LLC, the Lenders listed on Schedule 1.1 thereto and Horizon Technology Finance Corporation and LogicBio Therapeutics, Inc. and LogicBio Australia Pty Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2019).

10.36

First Amendment to Loan and Security Agreement, dated April 23, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2020).

10.37+

Second Amendment to Loan and Security Agreement, dated September 28, 2020, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2020).

10.38

Third Amendment to Loan and Security Agreement, dated March 31, 2021, by and between the Company, LogicBio Australia Pty Limited, Oxford Finance LLC and Horizon Credit II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.39

Lease Agreement dated as of November 4, 2019, between LogicBio Therapeutics, Inc. and HCP/King Hayden Campus LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 16, 2020).

21.1*	Subsidiaries of LogicBio Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certifications—Chief Financial Officer.

32.1**	Section 1350 Certifications.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed, or submitted electronically, herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGICBIO THERAPEUTICS, INC.

Date: March 4, 2022	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic Chereau	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2022
Frederic Chereau

/s/ Cecilia Jones	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2022
Cecilia Jones

/s/ Richard Moscicki	Chairperson	March 4, 2022
Richard Moscicki, M.D.

/s/ Leon Chen	Director	March 4, 2022
Leon Chen, Ph.D.

/s/ Mark Enyedy	Director	March 4, 2022
Mark Enyedy

/s/ J. Jeffrey Goater	Director	March 4, 2022
J. Jeffrey Goater
/s/ Susan R. Kahn	Director	March 4, 2022
Susan R. Kahn
/s/ Daphne Karydas	Director	March 4, 2022
Daphne Karydas

/s/ Mark Kay	Director	March 4, 2022
Mark Kay, M.D., Ph.D.

/s/ Michael Wyzga	Director	March 4, 2022
Michael Wyzga

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LogicBio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogicBio Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 4, 2022

We have served as the Company's auditor since 2018.

LogicBio Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,480	$70,075
Accounts receivable	30	263
Prepaid expenses and other current assets	2,156	2,205
Total current assets	55,666	72,543
Property and equipment, net	1,911	1,815
Restricted cash	622	622
Operating lease right-of-use asset	4,571	5,660
TOTAL ASSETS	$62,770	$80,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$718	$447
Accrued expenses and other current liabilities	3,704	2,701
Operating lease liabilities	1,227	1,094
Current portion of long-term debt	3,295	1,910
Current portion of deferred revenue	10,639	—
Total current liabilities	19,583	6,152
Long-term debt, net of issuance costs and discount	5,006	8,109
Operating lease liabilities, net of current portion	3,725	4,952
Deferred revenue, net of current portion	3,729	—
Total liabilities	32,043	19,213
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,952,306 and 31,775,748 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	170,744	161,415
Accumulated deficit	(140,020)	(99,991)
Total stockholders’ equity	30,727	61,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,770	$80,640

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
REVENUE
Collaboration and service revenue	$5,410	$3,454
Total revenue	5,410	3,454
OPERATING EXPENSES
Research and development	28,169	22,753
General and administrative	16,226	12,212
Total operating expenses	44,395	34,965
LOSS FROM OPERATIONS	(38,985)	(31,511)
OTHER INCOME (EXPENSE), NET:
Interest income	16	181
Interest expense	(1,070)	(1,098)
Other expense, net	(18)	(5)
Total other expense, net	(1,072)	(922)
Loss before income taxes	(40,057)	(32,433)
Income tax benefit (provision)	28	(188)
Net loss	$(40,029)	$(32,621)
Net loss per share—basic and diluted	$(1.24)	$(1.29)
Weighted-average common stock outstanding—basic and diluted	32,375,513	25,364,453

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(40,029)	$(32,621)
Other comprehensive income:
Unrealized gain on investments	—	—
Foreign currency translation adjustment	—	—
Comprehensive loss	$(40,029)	$(32,621)

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE, December 31, 2019	23,036,943	$3	$109,640	$14	$(67,370)	$42,287
Vesting of restricted stock	205,744	—	—	—	—	—
Exercise of options	22,519	—	86	—	—	86
Issuance of common stock related to October 2020 follow-on offering, net of issuance costs of $3,075	8,050,000	—	45,225	—	—	45,225
Issuance of common stock related to an at-the-market offering, net of issuance costs of $80	460,542	—	3,412	—	—	3,412
Realized gain on investments	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	3,052	—	—	3,052
Net loss	—	—	—	—	(32,621)	(32,621)
BALANCE, December 31, 2020	31,775,748	3	161,415	—	(99,991)	61,427
Vesting of restricted stock	133,935	—	—	—	—	—
Exercise of options	120,546	—	87	—	—	87
Issuance of common stock related to an at-the-market offering, net of issuance costs of $158	922,077	—	5,098	—	—	5,098
Stock-based compensation expense	—	—	4,144	—	—	4,144
Net loss	—	—	—	—	(40,029)	(40,029)
BALANCE, December 31, 2021	$32,952,306	$3	$170,744	$-	$(140,020)	$30,727

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,029)	$(32,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	626	475
Net amortization of premiums and discounts on investments	—	26
Stock-based compensation expense	4,144	3,052
Non-cash interest expense	227	209
Non-cash lease expense	1,084	1,658
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49	(160)
Accounts receivable	233	(263)
Accounts payable	271	(177)
Accrued expenses and other current liabilities	32	(1,124)
Deferred revenue	14,368	—
Net cash used in operating activities	(18,995)	(28,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments	—	17,500
Purchases of property and equipment	(840)	(476)
Net cash (used in) provided by investing activities	(840)	17,024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87	86
Proceeds from the issuance of common stock in October 2020 follow-on public offering, net of underwriting fees and discounts	—	45,402
Payment of issuance costs	—	(177)
Net proceeds from at-the-market common stock issuances	5,098	3,412
Principal repayments on term loan	(1,945)	—
Net cash provided by financing activities	3,240	48,723
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,595)	36,822
Cash, cash equivalents and restricted cash at beginning of year	70,697	33,875
Cash, cash equivalents and restricted cash at end of year	$54,102	$70,697
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$53,480	$70,075
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$54,102	$70,697
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$844	$890
Cash paid for income taxes	$160	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$6,428
Property and equipment purchases in accrued expenses	$—	$118

See notes to consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio® Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal office is in Lexington, Massachusetts. LogicBio is a clinical-stage genetic medicine company pioneering genome editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. The Company's gene editing platform, GeneRide™, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid (“DNA”) repair process potentially leading to durable therapeutic protein expression levels. The Company's gene delivery platform, sAAVy™, is an adeno-associated virus (“AAV”) capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

The Company’s lead product candidate, LB-001, is a single-administration, genome editing therapy developed using its GeneRide technology, currently in Phase 1/2 development for the treatment of methylmalonic acidemia (“MMA”) in pediatric patients. MMA is a rare and life-threatening genetic disorder affecting approximately 1 in 50,000 newborns in the United States that often results in developmental delays and other long-term complications and a high rate of hospitalizations. In February 2022, the Company announced that the FDA notified the Company that its Investigational New Drug application (“IND”) of LB-001 has been placed on clinical hold.

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement with CANbridge Care Pharma Hong Kong Limited (“CANbridge”), pursuant to which LogicBio granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to AAV sL65 (“sL65”), the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau. Also in April 2021, the Company announced a research collaboration with Daiichi Sankyo Company, Limited (“Daiichi”) for the development of treatments for two indications based on GeneRide. In addition, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) in January 2020 to develop LB-301, an investigational therapy leveraging GeneRide, for the treatment of Crigler-Najjar syndrome (“CN”), a rare pediatric disease. The work under the research plan has now been completed.

Since its inception, the Company has devoted the majority of its efforts to research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are clinical and regulatory risks associated with drug development, a dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, meet its obligations and, ultimately, obtain regulatory approval of its product candidates, successfully commercialize its products, if approved, generate revenue and attain profitable operations.

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. The Company is following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and has allowed its employees to return to working on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the year ended December 31, 2021. However, the Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which are currently having an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

We cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the health of our and our third-party vendors’, suppliers’ and collaborators’ employees, our ability to maintain operations, the ability of our third-party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We plan to continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our personnel and to continue advancing our research and development activities.

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $40,029 during the year ended December 31, 2021. Net cash used in operations for the year ended December 31, 2021 was $18,995. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of December 31, 2021, the Company had cash and cash equivalents of $53,480, which management believes will be sufficient to fund its operating expenses and capital expenditure requirements through the first quarter of 2023, however due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”). The result of the Company’s ASC 205-40 analysis is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.

The Company will require substantial additional capital to fund its research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, and ongoing operating expenses. Management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from its collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

To date, the Company’s only revenue has consisted of collaboration and service revenue, all of which is attributable to cost reimbursement under the Company’s research agreements with Takeda and Daiichi and the collaboration agreement with CANbridge. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company's balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

Principles of Consolidation

In April 2018, the Company formed LogicBio Australia Pty Limited (“LogicBio Australia”), a wholly owned Australian subsidiary, for the purpose of conducting research and development activities on the Company’s behalf. In December 2018, the Company formed LogicBio Securities Corporation, which is a Delaware subsidiary created to buy, sell and hold securities. The accompanying consolidated financial statements include the accounts of the Company, LogicBio Australia and LogicBio Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s cash equivalents are measured at fair value on a recurring basis. As of December 31, 2021 and 2020, the carrying amount of cash equivalents was $52,866 and $69,277, respectively, which approximates fair value and was determined based upon Level 1 inputs.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were held with one financial institution. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Restricted Cash

As of both December 31, 2021 and 2020, the Company had restricted cash of $622 classified as a non-current asset representing a security deposit in the form of a cash-collateralized letter of credit for the Lexington, MA lease.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Upon the closing of the Company’s follow-on offering in October 2020, related deferred offering costs were recorded as a reduction to shareholders’ equity. As of December 31, 2021, the Company did not have any deferred offering costs recorded.

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

In accordance with ASC Topic 842, Leases (“ASC 842”), components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration, including any consideration related to non-components, must be allocated based on the respective relative fair values to the lease components and non-lease components.

For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components of leases together and allocate all of the contract consideration to the lease component only.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the Company’s research activities, including the Company’s discovery efforts and the development of its product candidates, and include:

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•	license maintenance fees and milestone fees incurred in connection with various license agreements;
•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•

expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) as well as academic institutions and consultants that conduct our preclinical studies and other scientific development services;

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments in other comprehensive loss. For the years ended December 31, 2021 and 2020, the Company did not have any items of comprehensive loss or income.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiary, LogicBio Australia, is the U.S. Dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other expense, net in the consolidated statements of operations as incurred.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is the development and commercialization of genome editing and gene therapy product candidates to address serious diseases.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments include stock options and grants of restricted stock units and restricted stock awards. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

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

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Unvested restricted common stock	4,487	37,943
Unvested restricted stock units	5,939	100,479
Options to purchase common stock	4,389,151	3,027,921
Loan warrants	15,686	15,686

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  This ASU provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective now through December 31, 2022.  The Company will evaluate transactions or contract modifications, including any related to its July 2019 loan and security agreement which uses LIBOR as a reference rate, occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$52,866	$52,866	$—	$—
Total financial assets	$52,866	$52,866	$—	$—

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$69,277	$69,277	$—	$—
Total financial assets	$69,277	$69,277	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's financial assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the years ended December 31, 2021 and 2020.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Computer equipment and software	$68	$108
Laboratory equipment	2,907	2,195
Furniture and fixtures	136	136
Leasehold improvements	185	185
Total	3,296	2,624
Less: Accumulated depreciation	(1,385)	(809)
Property and equipment, net	$1,911	$1,815

Depreciation expense for the years ended December 31, 2021 and 2020 was $626 and $475, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$2,289	$1,200
Accrued professional services	1,341	1,058
Other	74	443
Total accrued expenses and other current liabilities	$3,704	$2,701

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by CROs and CMOs.

6. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allowed the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company. In September 2020 and March 2021, the Company entered into amendments to the Loan Agreement, each of which extended the availability of the $10,000 second tranche subject to certain conditions. In the second quarter of 2021, the Company met the conditions to initiate drawdown of the second tranche but did not exercise its right to do so, and the option to draw down the second tranche of the Term Loans expired.

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

In conjunction with the Loan Agreement, the Company issued warrants to purchase 15,686 shares of common stock (“Warrants”) to the Lenders at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the consolidated balance sheets. Finally, the Company incurred issuance costs of approximately $150. Both the debt discount and issuance costs will be accreted to Long-term debt, net of issuance costs and discount by charges to interest expense over the term of the loan using the effective interest method.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default. Events of default include, among other things, the Company’s failure to pay amounts due, a breach of certain covenants, a material adverse change event, misrepresentations and judgements. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all the Company’s assets, other than its intellectual property, which include maintaining certain cash balances in controlled accounts.

Interest expense was $1,070 and $1,098 for the years ended December 31, 2021 and 2020, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at December 31, 2021 and 9.7% at December 31, 2020. The components of the long-term debt balance are as follows:

	December 31,
	2021	2020
Notes payable, gross	$8,055	$10,000
Less: Unamortized debt discount and issuance costs	(93)	(175)
Accretion of final payment fee	339	194
Carrying value of notes payable	8,301	10,019
Less: Current portion of long-term debt	(3,295)	(1,910)
Long-term debt, net of issuance costs and discount	$5,006	$8,109

As of December 31, 2021, the estimated future principal payments due were as follows:

As of December 31, 2021
2022	$3,333
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$8,055

7. LICENSE AGREEMENTS

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

The Company is also required to reimburse Stanford for additional patent costs incurred, pay amounts up to approximately $1,300 upon achievement of certain development and commercialization milestones, pay royalties on future sales as a low single-digit percentage of net sales and royalties on sublicensing revenue as a low double-digit percentage of net sales, if any. The Company is required to pay Stanford a fee of $325 in the event of a change of control. The Company recorded research and development expense related to the Stanford Agreement of $235 and $165 in the years ended December 31, 2021 and 2020, respectively.

The University of Texas License Agreement

In May 2018, the Company entered into a license agreement (the “UT Agreement”) with The University of Texas System (“UT”), pursuant to which the Company obtained an exclusive, worldwide license to manufacture, have manufactured, distribute, have distributed, use, offer for sale, sell, lease, loan or import products covered by certain patent rights to the GeneRide technology owned by UT (jointly with Stanford) within certain fields of use. As consideration for the license, the Company paid a one-time, non-refundable license fee of $25, which was recorded as research and development expense. The Company also agreed to pay an annual license maintenance fee, which is creditable against royalties owed the same year the maintenance fee is paid. The Company is also obligated to reimburse UT for expenses associated with the prosecution and maintenance of the UT patent rights. UT is entitled to receive clinical and regulatory milestone payments upon the first occurrence of specified milestone events and the Company is obligated to make additional payments to UT of up to $3,000 upon the first occurrence of certain sales milestones. UT is also entitled to receive royalties on net sales of licensed products ranging from below single-digit to low single-digit percentage royalties on net sales. The Company recorded research and development expense of $100 and $50 during the years ended December 31, 2021 and 2020, respectively.

The NIH License Agreement

In December 2018, the Company entered into a license agreement (the “NIH Agreement”) with the NIH (“the NIH”), pursuant to which the Company obtained a non-exclusive, worldwide license under certain specified patent rights relating to a synthetic codon-optimized MUT gene that is incorporated into the LB-001 GeneRide construct, to exploit products and practice processes that are covered by the licensed patent rights in the field of research, development, manufacture and commercialization of pharmaceutical products for the treatment or prevention of MMA using gene therapy constructs in humans. As consideration for the license, NIH received an upfront payment of $25 in 2019 and is entitled to payments of up to an aggregate of approximately $9,700 upon the achievement of certain specified development, regulatory and sales-based benchmarks as well as running royalties on annual net sales of licensed products at certain low- to mid-single digit royalty rates depending on the geographic market in which a sale occurs. For the years ended December 31, 2021 and 2020, the Company recorded research and development expense of $66 and $30 related to the NIH agreement.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2021 due to the uncertainty related to the successful achievement of these milestones.

8. COMMON STOCK

As of December 31, 2021, and 2020, the Company’s Fourth Amended and Restated Certificate of Incorporation authorized the Company to issue 175,000,000 shares of $0.0001 par value common stock.

October 2018 Initial Public Offering

In October 2018, the Company completed its IPO in which the Company issued and sold 8,050,000 shares of its common stock, including 1,050,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share, for aggregate gross proceeds of $80,500. The Company received approximately $72,300 in net proceeds after deducting underwriting discounts and commissions and offering costs. In connection with this financing, all outstanding shares of Preferred Stock converted into 11,789,775 shares of the Company’s common stock.

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

Open Market Sale Agreement

On November 15, 2019, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), and filed a related prospectus supplement, pursuant to which the Company may issue and sell shares of its common stock at the then-current market prices having an aggregate offering price of up to $50,000 (the “Open Market Shares”) from time to time through Jefferies (the “Open Market Offering”).

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

During the year ended December 31, 2021, the Company issued 922,077 Open Market Shares at a weighted-average price of $5.70 per share, resulting in net proceeds to the Company of $5,098. During the year ended December 31, 2020, the Company issued 460,542 shares of its common stock at a weighted-average price of $7.58 per share, resulting in net proceeds to the Company of $3,412. At December 31, 2021, the Company had $41,253 in aggregate gross offering amount available under the Open Market Sale Agreement.

9. REVENUE

Service Revenue

Takeda Agreement

In January 2020, the Company entered into a Research Collaboration and Option Agreement with Takeda (“Takeda Agreement”), which expired by its own terms in the year ended December 31, 2021.

The Company assessed the Takeda Agreement in accordance with ASC 606 and concluded that it represented a contract with a customer and was within the scope of ASC 606. The promised goods and services represented one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. In addition, the Company concluded that the License Option did not provide any discounts or other rights. Terms related to an exclusive license negotiated after the exercise of the License Option would be part of a separate contract and reflect applicable standalone selling prices. As such, the Company concluded the License Option was not considered to be a material right.

Under the Takeda Agreement, Takeda was obligated to reimburse the Company for the costs incurred under the Research Plan. Costs incurred were billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the "right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximated the value transferred to the customer and the performance completed to date. During the years ended December 31, 2021 and 2020, the Company recognized $556 and $3,454, respectively, in service revenue under the Takeda Agreement. As of December 31, 2021, there was $30 in accounts receivable on the consolidated balance sheet related to the Takeda Agreement.

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

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the year ended December 31, 2021, the Company recognized $916 as service revenue under the Daiichi Agreement. As of December 31, 2021, there was $1,083 in deferred revenue related to the Daiichi Agreement, of which $894 was classified as current deferred revenue.

Collaboration Revenue

CANbridge Agreement

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement (the “CANbridge Agreement”) with CANbridge.

Under the terms of the CANbridge Agreement, the Company granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65 to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases (the “Fabry and Pompe License”), (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications (the “Candidate Options”) and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA (the “LB-001 Option”) in China, Taiwan, Hong Kong and Macau (“Greater China”). Pursuant to the CANbridge Agreement, LogicBio and CANbridge are collaborating to develop the gene therapy candidates referenced in (a) above for the treatment of Fabry and Pompe diseases plus, upon CANbridge’s exercise of the applicable Candidate Options, two additional indications under a mutually agreed research plan (the “CANbridge Research Plan”).

Under the CANbridge Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10,000 from CANbridge a portion of which we paid to a third party under certain of our in-licensing obligations. In addition, CANbridge is obligated to reimburse the Company for research and development costs incurred by the Company for activities related to the development of the gene therapy candidates for Fabry and Pompe diseases, under the CANbridge Research Plan.

The Company is eligible to receive up to $542,000 in aggregate from CANbridge contingent on the achievement of specified clinical, regulatory and sales milestones relating to the named gene therapy candidates for Fabry and Pompe diseases, the additional indications for which CANbridge exercises the Candidate Option, and the payment of any option exercise fees. The Company is also eligible to receive up to $49,000 in aggregate clinical, regulatory and sales milestones for LB-001, subject to the exercise of the LB-001 Option, and the payment of the LB-001 Option exercise fee. CANbridge is obligated to pay to the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales for each non-LB-001 indication pursued. In addition, CANbridge will pay to the Company royalties based on an escalating tiered, high-single digit to mid-double digit percentage of the annual Greater China net sales for LB-001 for the treatment of MMA, subject to the exercise of the LB-001 Option.

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

Accordingly, the Company determined that its grant of a license to CANbridge and its conduct of research and development services under the CANbridge Research Plan should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services.

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

The Company recognized revenue of $3,938 under the CANbridge Agreement for the year ended December 31, 2021. As of December 31, 2021, aggregate deferred revenue related to the CANbridge Agreement was $13,285 of which $9,745 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the quarter ended June 30, 2021.

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Company’s Board of Directors (“Board”). On January 1, 2021, the Company increased the number of shares available for future grant under the 2018 Plan by 1,272,547 shares. At December 31, 2021, there were 680,608 shares available for future grant under the 2018 Plan.

The 2018 Plan is administered by the Compensation Committee of the Board, except with respect to such matters that are not delegated to the Compensation Committee by the Board (collectively, the “Administrator”). The exercise prices, vesting and certain other restrictions are determined at the discretion of the Administrator, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. The term of stock options awarded under the 2018 Plan may not exceed 10 years from the grant date. Stock options, shares of restricted stock and restricted stock units (“RSUs”) granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over one to four years.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes options pricing model to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average risk-free interest rate	0.91%	1.02%
Expected term (in years)	5.3 - 6.08	5.5 - 6.08
Expected volatility	73.56% - 76.49%	74.95% - 76.60%
Expected dividend yield	0.00%	0.00%

Stock Options

A summary of option activity under the 2014 Plan and the 2018 Plan during the year ended December 31, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	3,027,921	$5.18	8.05	$9,319
Granted	2,203,656	6.19		—
Exercised	(120,546)	0.71		449
Cancelled or forfeited	(721,880)	5.76		336
Outstanding as of December 31, 2021	4,389,151	$5.71	8.12	$1,456
Options exercisable as of December 31, 2021	1,767,809	$4.64	6.72	$1,454
Options unvested as of December 31, 2021	2,621,341	$6.44	9.06	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The Company recorded stock-based compensation expense for options granted of $3,825 and $2,466 during the years ended December 31, 2021 and 2020, respectively. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $4.04 and $4.67, respectively. As of December 31, 2021, there was $8,950 of unrecognized stock-based compensation expense related to unvested employee and non-employee stock options estimated to be recognized over a period of 2.7 years.

The total fair value of options vested during the years ended December 31, 2021 and 2020 was $2,934 and $1,950, respectively.

Restricted Stock

The Company has granted shares of restricted stock with time-based and performance-based vesting conditions from time to time. A summary of restricted stock activity under the 2014 Plan during the year ended December 31, 2021 is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	37,943	$3.44
Granted	—	—
Vested and Released	(33,456)	3.36
Unvested as of December 31, 2021	4,487	$4.02

No shares of restricted stock were granted during the year ended December 31, 2021 or 2020. The Company recorded $132 and $140 in stock-based compensation expense for restricted stock awards during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 4,487 shares of unvested restricted stock outstanding, all of which had been expensed as of December 31, 2021.

The total fair value of restricted stock vested during the years ended December 31, 2021 and 2020 was $112 and $163, respectively.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company granted 5,939 and 125,737 RSUs during the years ended December 31, 2021 and 2020, respectively. The Company recorded stock-based compensation for RSUs granted of $187 and $446 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 5,939 unvested RSUs outstanding and $2 of unrecognized stock-based compensation expense related to unvested RSUs to be recognized over a period of 0.1 years.

A summary of RSU activity under the 2018 Plan during the year ended December 31, 2021 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	100,479	$5.79
Granted	5,939	8.42
Forfeited	—	—
Vested	(100,479)	5.79
Unvested as of December 31, 2021	5,939	$8.42

The total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $582 and $2, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Research and development	$1,448	$991
General and administrative	2,696	2,061
Total stock-based compensation expense	$4,144	$3,052

11. INCOME TAXES

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

Loss before the provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
United States	$(40,371)	$(34,288)
Foreign	314	1,855
	$(40,057)	$(32,433)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.9	6.7
Foreign rate differential	(0.1)	(0.4)
Research and development tax credits	7.4	15.0
Stock based compensation	(1.6)	-
Valuation allowances	(30.9)	(42.1)
Other	(1.6)	(0.7)
Effective income tax rate	0.1%	(0.5)%

The components of the Company’s income tax (benefit) provision for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Income tax (benefit) provision
Federal	$—	$—
State	—	—
Foreign	(28)	188
Total income tax (benefit) provision	$(28)	$188

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Net operating loss carryforwards	$34,010	$24,854
Reserves & accruals not currently deductible	580	229
Federal & state credit carryforwards	10,376	7,375
Lease liability	1,352	1,652
Intangibles	733	519
Stock options	721	1,071
Right-of-use assets	(1,248)	(1,546)
Depreciation	(104)	(97)
Total deferred tax assets	46,420	34,057
Valuation allowance	(46,420)	(34,057)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $125,579 and $120,860 respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research and orphan drug credits of approximately $8,908, which, if not utilized earlier, will begin to expire in 2036, and state research credits of approximately $1,858 which if not utilized earlier will begin to expire in 2033.

At December 31, 2020 the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $92,091 and $87,253 respectively, which if not utilized earlier, will begin to expire in 2035. The Company had federal research and orphan drug credits of approximately $6,437, which, if not utilized earlier, will begin to expire in 2036, and state research credits of approximately $1,187 which if not utilized earlier will begin to expire in 2033.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2021	2020
Valuation allowance at beginning of year	$(34,057)	$(20,397)
Increases recorded to income tax provision	(12,963)	(13,713)
Decreases recorded to income tax provision	600	53
Valuation allowance at end of year	$(46,420)	$(34,057)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and, as a result, a valuation allowance of approximately $46,420 and $34,057, respectively, has been established at December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $12,363 and $13,660, respectively, during the years ended December 31, 2021 and 2020 due primarily to the generation of net operating loss carryforwards and research and development tax credit carryforwards.

The Company may also experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside the Company’s control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at  the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2021, the Company had one operating lease with required future minimum payments. In applying the guidance under ASC Topic 842, Leases (“ASC 842”), the Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability as of the commencement date of the lease. The Company’s lease does not include termination or purchase options. From time to time, the Company’s leases may include options to renew the lease after the expiration of the initial lease term. In such situations, a renewal period is included in the lease term only when it reasonably certain that the Company will exercise such renewal options. As of December 31, 2021, there was no renewal option that the Company felt was reasonably certain of being exercised.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s prior headquarters located at 99 Erie Street Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company leases approximately 23,901 square feet of space and pays an initial annual base rent of approximately $1,494, which is subject to scheduled annual increases, plus certain operating expenses and taxes. The Company took possession of the space on April 1, 2020 (“Lease Commencement Date”) and the lease will continue through July 1, 2025 (“Lease Termination Date”). The Company has an option to extend the lease for a single additional term of 5 years. Upon execution of the 65 Hayden Ave Lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments began three months after the Lease Commencement Date and will continue in monthly installments through the Lease Termination Date.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Operating leases
Lease cost
Operating lease cost	$1,512	$1,661
Variable lease cost	855	660
Total lease cost	$2,367	$2,321
Other year-to-date lease information
Operating cash flows used for operating leases	$1,516	$1,302
Operating lease liabilities arising from obtaining right-of-use assets	$—	$6,428

	As of December 31,
	2021	2020
Other operating lease information
Operating lease liabilities — short-term	$1,227	$1,094
Operating lease liabilities — long-term	$3,725	$4,952
Weighted-average remaining lease term	3.5 years	4.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the years ended December 31, 2021 and 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating leases were as follows:

Year Ended December 31, 2021
Maturity of lease liabilities
2022	$1,562
2023	1,609
2024	1,656
2025	841
Thereafter	—
Total lease payments	5,668
Less: imputed interest	(716)
Total operating lease liabilities	$4,952

License Agreements

Refer to Note 7, License Agreements, for any potential future milestone or royalty payment amounts. These are not currently probable or estimable.

13. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the years ended December 31, 2021 and 2020, the Company recorded research and development expense of $68 related to consulting services received from Mark Kay. In addition, as a result of his participation on the Scientific Advisory Board in June 2021, Mark Kay earned $5 and received a non-qualified stock option to purchase 5,000 shares of the Company’s common stock with a total fair value of $13, which will be expensed over a two-year vesting period. Expenses related to Mark Kay’s participation on the Scientific Advisory Board are recorded in research and development expenses.

******