Form 10-Q
period 2022-03-31
LogicBio Therapeutics, Inc.
filed 2022-05-16
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 32,962,733 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “could,” “designed,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “projection,” “strategy,” “will,” “would,” “should,” “seek,” “likely,” “become,” “develop,” “engage,” “execute,” “expand,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements may include statements concerning the following:

•

the design, cost, initiation, timing, progress and results of our current and future research and development activities, including statements with respect to our Phase 1/2 SUNRISE clinical trial and other development activities for our product candidate, LB-001, in methylmalonic acidemia, or MMA;

•

early clinical results and the significance and interpretation thereof and the expected timing to reinitiate dosing in our Phase 1/2 SUNRISE clinical trial following the removal of the clinical hold announced in May 2022 or of announcing additional interim clinical data in the SUNRISE trial;

•	potential attributes and benefits of our GeneRide® and sAAVy™ platforms and our existing or future product candidates, including any potential benefit of such platforms over competing platforms;
•	the direct or indirect impacts of the COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators and vendors operate;
•	our ability to take advantage of the modular nature of our GeneRide platform to simplify and accelerate development of new product candidates;
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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading “Risk Factors Summary”, and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, the potential timing and cost impacts of the SUNRISE protocol amendments relating to the lifting of the clinical hold announced in May 2022, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as safety concerns that the U.S. Food and Drug Administration, or FDA, and other regulatory bodies may continue to have and the ultimate duration of the pandemic. In addition we are subject to the following risks: existing preclinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for LB-001 and any other product candidates. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

LOGICBIO®, GENERIDE®, SAAVY™, MAAVRXTM and any associated logos are trademarks of LogicBio and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. The use or display of other parties’ trademarks, trade dress or products in this Quarterly Report on Form 10-Q does not imply that we have a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners. Any website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

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

•	Clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

Risks Related to Employee Matters and Managing Growth

•	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Risks Related to Our Common Stock and Indebtedness

•	If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,739	$53,480
Accounts receivable	—	30
Prepaid expenses and other current assets	2,477	2,156
Total current assets	45,216	55,666
Property and equipment, net	1,775	1,911
Restricted cash	622	622
Operating lease right-of-use asset	4,286	4,571
TOTAL ASSETS	$51,899	$62,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,498	$718
Accrued expenses and other current liabilities	1,764	3,704
Operating lease liabilities	1,262	1,227
Current portion of long-term debt	3,298	3,295
Current portion of deferred revenue	8,694	10,639
Total current liabilities	16,516	19,583
Long-term debt, net of issuance costs and discount	4,217	5,006
Operating lease liabilities, net of current portion	3,397	3,725
Deferred revenue, net of current portion	2,858	3,729
Total liabilities	26,988	32,043
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,962,733 and 32,952,306 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	171,590	170,744
Accumulated deficit	(146,682)	(140,020)
Total stockholders’ equity	24,911	30,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,899	$62,770

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUE
Collaboration and service revenue	$2,816	$461
Total revenue	2,816	461
OPERATING EXPENSES
Research and development	5,641	6,419
General and administrative	3,624	4,059
Total operating expenses	9,265	10,478
LOSS FROM OPERATIONS	(6,449)	(10,017)
OTHER INCOME (EXPENSE):
Interest income	5	6
Interest expense	(218)	(271)
Total other expense, net	(213)	(265)
Net loss	$(6,662)	$(10,282)
Net loss per share—basic and diluted	$(0.20)	$(0.32)
Weighted-average common stock outstanding—basic and diluted	32,961,180	31,933,794

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,662)	$(10,282)
Other comprehensive income:
Unrealized gain on investments	—	—
Foreign currency translation adjustment	—	—
Comprehensive loss	$(6,662)	$(10,282)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, January 1, 2021	31,775,748	$3	$161,415	$—	$(99,991)	$61,427
Vesting of restricted stock	31,372	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $65	251,086	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	989	—	—	989
Net loss	—	—	—	—	(10,282)	(10,282)
BALANCE, March 31, 2021	32,058,206	$3	$164,495	$—	$(110,273)	$54,225

BALANCE, January 1, 2022	32,952,306	$3	$170,744	$—	$(140,020)	$30,727
Vesting of restricted stock	10,427	—	—	—	—	—
Stock-based compensation expense	—	—	846	—	—	846
Net loss	—	—	—	—	(6,662)	(6,662)
BALANCE, March 31, 2022	32,962,733	$3	$171,590	$—	$(146,682)	$24,911

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,662)	$(10,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	166	138
Stock-based compensation expense	846	989
Non-cash interest expense	48	53
Non-cash lease expense	277	269
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(321)	109
Accounts receivable	30	174
Accounts payable	757	262
Accrued expenses and other current liabilities	(2,226)	215
Deferred revenue	(2,816)	—
Net cash used in operating activities	(9,901)	(8,073)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	(151)
Net cash used in investing activities	(7)	(151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from at-the-market common stock issuances	—	2,091
Principal repayments on term loan	(833)	—
Net cash (used in) provided by financing activities	(833)	2,091
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,741)	(6,133)
Cash, cash equivalents and restricted cash at beginning of year	54,102	70,697
Cash, cash equivalents and restricted cash at end of period	$43,361	$64,564
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$42,739	$63,942
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$43,361	$64,564
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$170	$218
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment purchases in accrued expenses and accounts payable	$23	$70

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio® Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal office is in Lexington, Massachusetts. LogicBio is a clinical-stage genetic medicine company pioneering genome editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. The Company's gene editing platform, GeneRide®, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid (“DNA”) repair process potentially leading to durable therapeutic protein expression levels. The Company's gene delivery platform, sAAVy™, is an adeno-associated virus (“AAV”) capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues.

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

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement with CANbridge Care Pharma Hong Kong Limited (“CANbridge”), pursuant to which LogicBio granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to AAV sL65 (“sL65”), the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau. Also in April 2021, the Company announced a research collaboration with Daiichi Sankyo Company, Limited (“Daiichi”) for the development of treatments for two indications based on GeneRide. In addition, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) in January 2020 to develop LB-301, an investigational therapy leveraging GeneRide, for the treatment of Crigler-Najjar syndrome (“CN”), a rare pediatric disease. The work under the research plan was completed in 2021.

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

COVID-19 Impact

The Company is closely monitoring the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. The Company is following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and has allowed its employees to work on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the quarter ended March 31, 2022. However, the Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which may have an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of additional variants, could directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $6,662 during the three months ended March 31, 2022. Net cash used in operations for the three months ended March 31, 2022 was $9,901. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of March 31, 2022, the Company had cash and cash equivalents of $42,739 which management believes will be sufficient to fund its operating expenses and capital expenditure requirements through the first quarter of 2023, however due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”). The result of the Company’s ASC 205-40 analysis is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2022, consolidated results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022. Since the date of those financial statements, there have been no material changes to its significant accounting policies.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$41,793	$41,793	$—	$—
Total financial assets	$41,793	$41,793	$—	$—

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$52,866	$52,866	$—	$—
Total financial assets	$52,866	$52,866	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company’s financial assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the three months ended March 31, 2022.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$623	$2,289
Accrued professional services	1,049	1,341
Other	92	74
Total accrued expenses and other current liabilities	$1,764	$3,704

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

5. DEBT

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

Interest expense was $218 and $271 for the three months ended March 31, 2022 and 2021, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at March 31, 2022. The components of the long-term debt balance are as follows:

	March 31, 2022	December 31, 2021
Notes payable, gross	$7,222	$8,055
Less: Unamortized debt discount and issuance costs	(76)	(93)
Accretion of final payment fee	369	339
Carrying value of notes payable	7,515	8,301
Less: Current portion of long-term debt	(3,298)	(3,295)
Long-term debt, net of issuance costs and discount	$4,217	$5,006

As of March 31, 2022, the estimated future principal payments due were as follows:

As of March 31, 2022
2022	$2,500
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$7,222

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

In December 2014, the Company adopted the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), for the issuance of stock options and other stock-based awards. In October 2018, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective and as a result, no further awards have been, or will be, made under the 2014 Plan. The 2018 Plan was established to provide equity-based ownership opportunities for employees and directors, as well as outside consultants and advisors. Any awards granted under the 2014 Plan prior to the adoption of the 2018 Plan remained outstanding in accordance with their respective terms.

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Company’s Board of Directors (“Board”). On January 1, 2022, the number of shares available for future grant under the 2018 Plan increased by 1,318,271 shares. At March 31, 2022, there were 752,054 shares available for future grant under the 2018 Plan.

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

Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted options with time-based vesting to purchase 1,473,150 and 1,087,456 shares of common stock, respectively, with a weighted-average grant date fair value per share of $0.46 and $5.16, respectively. The Company recorded stock-based compensation expense for options granted of $844 and $839 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were 5,635,975 outstanding options, of which 3,513,828 were unvested, and $7,985 of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.72 years.

Restricted Stock

The Company has granted shares of restricted stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted stock during the three-month periods ended March 31, 2022 or 2021. During the three months ended March 31, 2022, no expense was recorded for restricted stock previously granted. During the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $30 related to restricted stock previously granted. As of March 31, 2022, there were no unvested shares of restricted stock outstanding.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company did not grant any RSUs during the three months ended March 31, 2022. The Company granted 5,939 RSUs during the three months ended March 31, 2021. The Company recorded stock-based compensation for RSUs of $2 and $120 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were no unvested RSUs outstanding.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$282	$304
General and administrative	564	685
Total stock-based compensation expense	$846	$989

7. STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2022, the Company did not issue any Open Market Shares. During the three months ended March 31, 2021, the Company issued 251,086 Open Market Shares at a weighted-average price of $8.59 per share, resulting in net proceeds to the Company of $2,091. At March 31, 2022, the Company had $41,253 in aggregate gross offering amount available under the Open Market Sale Agreement.

8. REVENUE

Service Revenue

Takeda Agreement

In January 2020, the Company entered into a Research Collaboration and Option Agreement with Takeda (“Takeda Agreement”), which expired by its own terms in the year ended December 31, 2021.

The Company assessed the Takeda Agreement in accordance with ASC 606 and concluded that it represented a contract with a customer and was within the scope of ASC 606. The promised goods and services represented one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. In addition, the Company concluded that the exclusive option to obtain an exclusive license to LB-301 granted to Takeda under the Takeda Agreement (the “License Option”) did not provide any discounts or other rights. Terms related to an exclusive license negotiated after the exercise of the License Option would be part of a separate contract and reflect applicable standalone selling prices. As such, the Company concluded the License Option was not considered to be a material right.

Under the Takeda Agreement, Takeda was obligated to reimburse the Company for the costs incurred under the research plan. Costs incurred were billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the "right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximated the value transferred to the customer and the performance completed to date. During the quarters ended March 31, 2022 and 2021, the Company recognized $0 and $461, respectively, in service revenue under the Takeda Agreement.

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

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the quarter ended March 31, 2022, the Company recognized $335 as service revenue under the Daiichi Agreement. As of March 31, 2022, there was $748 in deferred revenue related to the Daiichi Agreement, of which $703 was classified as current deferred revenue.

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

Under the CANbridge Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10,000 from CANbridge a portion of which was paid to a third party under certain of the Company’s in-licensing obligations. In addition, CANbridge is obligated to reimburse the Company for research and development costs incurred by the Company for activities related to the development of the gene therapy candidates for Fabry and Pompe diseases under the CANbridge Research Plan.

The Company is eligible to receive up to $542,000 in aggregate from CANbridge contingent on the achievement of specified clinical, regulatory and sales milestones relating to the named gene therapy candidates for Fabry and Pompe diseases, the additional indications for which CANbridge exercises the Candidate Options, and the payment of any option exercise fees. The Company is also eligible to receive up to $49,000 in aggregate clinical, regulatory and sales milestones for LB-001, subject to the exercise of the LB-001 Option, and the payment of the LB-001 Option exercise fee. CANbridge is obligated to pay to the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales for each non-LB-001 indication pursued. In addition, CANbridge will pay to the Company royalties based on an escalating tiered, high-single digit to mid-double digit percentage of the annual Greater China net sales for LB-001 for the treatment of MMA, subject to the exercise of the LB-001 Option.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the CANbridge agreement was $10,878, consisting of the upfront, non-refundable and non-creditable payment of $10,000 and an upfront payment of estimated quarterly research costs $878. The upfront payment of $10,878 was initially recorded as deferred revenue and, along with payments related to the Company’s conduct of research services under the CANbridge Research Plan, will be recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to CANbridge. The Company recorded the initial $878 prepayment of the quarterly research and development fees as deferred revenue, and such fees will be recognized as revenue as the research services are delivered.

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

The Company recognized revenue of $2,481 under the CANbridge Agreement during the quarter ended March 31, 2022. As of March 31, 2022, aggregate deferred revenue related to the CANbridge Agreement was $10,804 of which $7,991 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the second quarter of 2021.

9. INCOME TAXES

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(6,662)	$(10,282)
Denominator:
Weighted-average common stock outstanding	32,961,180	31,933,794
Net loss per share — basic and diluted	$(0.20)	$(0.32)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Unvested restricted common stock	—	24,535
Unvested restricted stock units	—	88,430
Options to purchase common stock	5,635,975	4,060,357
Loan warrants	15,686	15,686

11. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of March 31, 2022, the Company had one operating lease with required future minimum payments related to its headquarters in Lexington, MA.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating leases
Lease cost
Operating lease cost	$378	$378
Variable lease cost	223	215
Total lease cost	$601	$593
Other year-to-date lease information
Operating cash flows used for operating leases	$385	$373
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

The following table contains a summary of the lease liabilities recognized on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2022 and on the Company’s audited consolidated balance sheet as of December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Other operating lease information
Operating lease liabilities — short-term	$1,262	$1,227
Operating lease liabilities — long-term	$3,397	$3,725
Weighted-average remaining lease term	3.3 years	3.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the three months ended March 31, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating lease as of March 31, 2022 and December 31, 2021, were as follows:

	As of March 31, 2022	As of December 31, 2021
Maturity of lease liabilities
2022	$1,177	$1,562
2023	1,609	1,609
2024	1,656	1,656
2025	841	841
Thereafter	—	—
Total lease payments	5,283	5,668
Less: imputed interest	(624)	(716)
Total operating lease liabilities	$4,659	$4,952

12. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the quarters ended March 31, 2022 and 2021, the Company recorded research and development expense of $17 related to consulting services received from Mark Kay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. Please also refer to the section under the heading “Special Note Regarding Forward-Looking Statements and Industry Data.”

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

In December 2021, we announced the nomination of a new product candidate, LB-401, based on our GeneRide technology. LB-401 is a genome editing therapy being developed for the treatment of hereditary tyrosinemia type 1, or HT1. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine, a building block of most proteins, and affects more than 1,200 patients in North America and Europe alone.

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of Crigler-Najjar syndrome, or CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda Pharmaceutical Company Limited, or Takeda. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company, Limited, or Daiichi. We have also demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, animal disease models, and more recently, in Wilson disease.

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

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5 x 1013 vg/kg and 1 x 1014 vg/kg), with dose escalation subject to certain conditions. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A.

In June 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-reviewed protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose. Mid-October 2021, we announced early results from the SUNRISE trial. The early results showed measurable levels of albumin-2A, a technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. We also announced in mid-October 2021 that, following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, the independent Data Safety Monitoring Board, or the DSMB, overseeing the SUNRISE trial recommended continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients with ages ranging from six months to two years old at the lower dose.

As previously disclosed, the third and fourth patients dosed in the SUNRISE trial, each of whom received 5 x 1013 vg/kg of LB-001, experienced a drug-related serious adverse event, or SAE, which was categorized as a case of thrombotic microangiopathy, or TMA. Each TMA resolved within a few weeks, and these patients continue to be followed in accordance with the SUNRISE protocol. Following the occurrence of the TMA experienced by the third patient, we implemented a DSMB-endorsed response plan that included increased patient monitoring. Following the occurrence of the TMA experienced by the fourth patient, we announced on February 2, 2022 that the FDA placed our Investigational New Drug Application, or IND, for LB-001 on clinical hold. We announced on May 9, 2022 that the hold was lifted. In its communication lifting the hold, the FDA indicated that all clinical hold issues had been addressed. In connection with the lifting of the clinical hold, we amended the SUNRISE protocol. The amended protocol includes enhanced monitoring measures such as frequent testing for complement activation, a characteristic of TMA, as well as use of a complement inhibitor in the event there are laboratory findings indicating a potential TMA. We have initiated activities to resume dosing in the SUNRISE trial and expect to dose the next patient in the third quarter of 2022. We expect to report interim data from the SUNRISE trial by the end of the second quarter of 2022.

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

LB-401 for the Treatment of Hereditary Tyrosinemia Type 1

In December 2021, we announced the nomination of a new development candidate, LB-401, for the treatment of HT1. This development candidate is based on our GeneRide platform. HT1 is a rare, genetic disorder characterized by elevated blood levels of the amino acid tyrosine that affects more than 1,200 patients in North America and Europe alone. This condition is caused by a shortage of the enzyme fumarylacetoacetate hydrolase, or FAH, one of the enzymes required for the multi-step process that breaks down tyrosine.

In preclinical studies presented at the European Society of Gene and Cell Therapy, or ESGCT, Annual Meeting in October 2021, the data in HT1 models with acute liver damage showed that GeneRide-edited hepatocytes repopulated the entire liver within four weeks post-administration, replacing the diseased hepatocytes with corrected hepatocytes. HT1 mice that received the GeneRide-FAH vector were no longer reliant on the current standard of care for the disease, and demonstrated restored normal body growth, liver function, and undetectable succinyl acetone levels. In preclinical studies to be presented at the ASGCT Annual Meeting in May 2022, additional data in HT1 models with acute liver damage highlighted the potential durability of LB-401 for at least 10 months. Additionally, compared to the standard of care, these data demonstrated that HT1 mice treated with LB-401 showed succinylacetone reduction, better tyrosine management, and a rapid decrease of alfa-fetoprotein, suggesting a lower risk of hepatocellular carcinoma.

Other GeneRide Development Programs

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda. In initial proof-of-concept studies, a murine GeneRide construct of LB-301was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year. Our Takeda collaboration to further develop LB-301 in CN, resulted in the extension of our proof-of-concept data and was reported at American Society of Gene & Cell Therapy, or ASGCT, in May 2020. In these reported studies, neonatal mice treated with a murine GeneRide construct of LB-301 resulted in a survival benefit and a dose-dependent reduction in total circulating bilirubin. The bilirubin levels achieved were within the range of that observed in patients with Gilbert’s syndrome (1-6mg/dL), a mild liver disorder usually requiring no medical treatment. Moreover, through a collaboration with Dr. Andrés Muro at the International Centre for Genetic Engineering and Biotechnology in Trieste, Italy, we demonstrated that GeneRide treatment could improve motor discoordination in preclinical mouse models of CN.

In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi. We have also demonstrated proof of concept of our GeneRide platform in mouse models of hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, and Wilson disease.

Our sAAVy Platform

We are also developing sAAVy, a next generation AAV capsid platform, for use in gene editing and gene therapy. At the ASGCT Annual Meeting in May 2020, we presented data showing that the capsids delivered highly efficient functional transduction of human hepatocytes in a humanized mouse model. Based on these data, we believe the top-tier capsid candidates from this effort demonstrated the potential to achieve significant improvements over benchmark AAVs that are currently in clinical development. We are developing these highly potent vectors for use in our internal development candidates and collaborations. We announced data generated from translational animal models using these capsids at the ASGCT 2021 Annual Meeting in May 2021. In addition, in January 2021, we announced the extension of our collaboration with Children’s Medical Research Institute, or CMRI, to continue to develop next-generation capsids for gene therapy and gene editing applications in the liver as well as additional tissues.

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

We have built extensive internal non-GMP process development, analytical development and vector development capabilities that are designed to optimize certain components of viral vector manufacturing, including the following:

•

Improved production yields. One challenge facing gene editing and gene therapy product candidates manufactured as viral vectors is production yield. Improvements in production yields have the potential to make drug product available to more patients in need by decreasing the drug product cost of goods. Initial results from our proprietary manufacturing process, mAAVRxTM, have demonstrated significantly improved production yields in comparison to published results.

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

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through March 31, 2022, we have raised approximately $126.0 million through underwritten public offerings and at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of March 31, 2022, we had drawn down the $10.0 million first tranche. In 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our current product candidates and any future product candidates. Our net loss was $6.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $146.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Impact of COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. We continue to closely monitoring the COVID-19 pandemic in order to promote the safety of our personnel and to continue advancing our research and development activities. We are following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and have allowed our employees to work on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the quarter ended March 31, 2022. However, we are aware that certain of our third-party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which may have an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals, including those relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

Components of Results of Operations

Revenue

Our only revenue recognized to date has been collaboration and service revenue related to upfront payments and research cost reimbursement under our agreements with CANbridge, Daiichi and Takeda. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

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

Research and development activities are central to our business model. We will continue to incur significant expenses to conduct the clinical program for our product candidate, LB-001, and as we continue to discover and develop additional product candidates. If any of our product candidates enters into later stages of clinical development, we expect that they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the aggregate $10.0 million principal amount of the term loan under the Loan Agreement in July 2019. A portion of the interest expense on the term loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During the quarter ended March 31, 2022, we recorded $0.2 million in interest expense, of which $0.2 million related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. During the quarter ended March 31, 2021, we recorded $0.3 million in interest expense, of which $0.2 million related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
REVENUE
Collaboration and service revenue	$2,816	$461
Total revenue	2,816	461
OPERATING EXPENSES
Research and development	5,641	6,419
General and administrative	3,624	4,059
Total operating expenses	9,265	10,478
LOSS FROM OPERATIONS	(6,449)	(10,017)
OTHER INCOME (EXPENSE):
Other expense, net	(213)	(265)
Net loss	$(6,662)	$(10,282)

Revenue

Revenue for the quarter ended March 31, 2022 consisted of $2.8 million in collaboration and service revenue related to the CANbridge and Daiichi agreements. Revenue for quarter ended March 31, 2021 consisted of $0.5 million in service revenue related to the Takeda Agreement. Although there may be fluctuations on a quarterly basis, we expect our collaboration and service revenue to increase during the remaining quarters of 2022 as we continue to conduct activities under the CANbridge and Daiichi agreements.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$988	$1,863	$(875)
Personnel-related costs	2,357	2,146	211
Lab supplies	732	916	(184)
Other research and development costs	1,564	1,494	70
Total research and development expenses	$5,641	$6,419	$(778)

Research and development expenses for the three months ended March 31, 2022 were $5.6 million, compared to $6.4 million for the three months ended March 31, 2021. The decrease of approximately $0.8 million was primarily due to a decrease of $0.9 million related to the LB-001 external development and manufacturing costs incurred during the three months ended March 31, 2021 to start up the Phase 1/2 SUNRISE clinical trial and ensure appropriate clinical supply that did not reoccur during the three months ended March 31, 2022. Although there may be fluctuations on a quarterly basis, we expect that our research and development expenses will increase during the remaining quarters of 2022 as we continue to advance the LB-001 clinical program as well as advance the remainder of our pipeline both internally and with collaborators.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2022, compared to $4.1 million for the three months ended March 31, 2021. The decrease of approximately $0.4 million was primarily driven by a decrease of approximately $0.6 million in professional service fees as we brought more professional work in-house through key hires made during 2021. As such, personnel expenses increased approximately $0.3 million as we filled key open positions within the human resources, legal and business development functions. Although there may be fluctuations on a quarterly basis, we expect that our general and administrative expenses will remain relatively consistent during the remaining quarters of 2022.

Other Expense, Net

Other expense, net was $0.2 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. Other expense, net decreased due to a lower principal amount due on the term loan balance during the three-month period ended March 31, 2022. We expect our other expense, net to decrease during the remaining quarters of 2022 as the principal balance on our term loan decreases.

Liquidity and Capital Resources

Overview

Since our inception and through March 31, 2022, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of March 31, 2022, we had cash and cash equivalents of $42.7 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023; however, due to the uncertainties described below there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.  We will require substantial additional capital to fund our research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, and ongoing operating expenses. Management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(9,901)	$(8,073)
Net cash used in investing activities	(7)	(151)
Net cash (used in) provided by financing activities	(833)	2,091
Net decrease in cash, cash equivalents and restricted cash	$(10,741)	$(6,133)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $9.9 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $1.8 million increase in net cash used in operating activities during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a $2.8 million decrease in deferred revenue, as revenue recognized during the quarter ended March 31, 2022 was previously paid by our collaboration partners as well as a $2.5 million decrease in working capital based on the timing of payments. These decreases in cash were partially offset by a $3.6 million decrease in net loss during the three-month period ended March 31, 2022 as compared to the three month period ended March 31, 2021.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $7 thousand related to the purchases of property and equipment. During the three months ended March 31, 2021, net cash used in investing activities was $0.2 million related to the purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.8 million related to the repayment of principal on our term loans. During the three months ended March 31, 2021 net cash provided by financing activities was $2.1 million related to net proceeds from sales of our common stock under an Open Market Sale Agreement with Jefferies LLC as the sales agent, or the Open Market Sale Agreement.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that we will continue to incur significant expenses if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•

continue to conduct our clinical program for LB-001, including our Phase 1/2 SUNRISE clinical trial. In connection with the lifting of the LB-001 clinical hold described above, we amended the SUNRISE protocol. Implementation of the protocol amendments is expected to increase clinical trial costs primarily due to increased screening time, an intensified monitoring regimen, prolonged hospitalization and potential acute use of a complement inhibitor;

•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates, and initiate and conduct clinical trials for such product candidates;
•	engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions;
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

•	lease and build new facilities, including offices and labs, as necessary to support any organizational growth;
•	comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, or current good manufacturing practice, and cGMP;
•	build out and validate clinical and commercial-scale cGMP manufacturing capabilities;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and
•	experience any delays or encounter issues with any of the above.

We are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates because of the numerous risks and uncertainties associated with the development of our lead product candidate, LB-001, and any other product candidates and programs we may develop and because the extent to which we may enter into collaborations with third parties for the development of LB-001 and any other product candidates we may develop is unknown.

At March 31, 2022, we had $42.7 million of cash and cash equivalents on hand, which we currently expect will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001 (including the Phase 1/2 SUNRISE clinical trial), and process development and manufacturing activities for LB-001;

•

the implementation of amendments to the Phase 1/2 SUNRISE clinical trial protocol made in connection with the lifting of the clinical hold, which include increased screening time, an intensified monitoring regimen, prolonged hospitalization and potential acute use of a complement inhibitor;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including relating to any potential clinical holds that may be imposed on us in the future;

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

A change in the outcome of any of the above variables that are applicable to the development of a product candidate could mean a significant change in the costs and timing associated with the research and development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to actions taken by regulatory authorities, IRBs, patient enrollment or other reasons, we would be required to expend significant additional financial resources and/or time on the completion of clinical development. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time. We may never succeed in obtaining regulatory approval for our product candidates or any future product candidates.

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

At-the-Market Sales of Common Stock

In November 2019, we entered into the Open Market Sale Agreement. Under the terms of the Open Market Sale Agreement and the related prospectus supplement we filed with the Securities and Exchange Commission, or the SEC, in November 2019, we may sell shares of our common stock at the then current market prices, from time to time, having an aggregate value of up to $50.0 million through Jefferies LLC. We pay up to a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the three months ended March 31, 2022, we did not sell any shares under the Open Market Sale Agreement and the related prospectus supplement. During the three months ended March 31, 2021, we sold 251,086 shares of our common stock at a weighted-average price of $8.59 per share, resulting in net proceeds to us of $2.1 million. At March 31, 2022, we had $41.3 million in aggregate gross offering amount of shares available under the Open Market Sale Agreement and the related prospectus supplement. For information relating to the rules known as the “baby shelf” rules, please see “—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022, or our Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. We have incurred net losses in each year since our inception, including net losses of $6.7 million for the quarter ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $146.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, as well as to building out our team and infrastructure. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to continue to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide and sAAVy technology platforms, conduct process and analytical development, conduct manufacturing activities, conduct clinical trials, seek regulatory approval and, if we receive approval from the FDA the European Medicines Agency, or EMA, or other regulatory authorities, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that we will continue to incur significant expenses if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•

continue to conduct our clinical program for LB-001, including our Phase 1/2 SUNRISE clinical trial. In connection with the lifting of the LB-001 clinical hold described above, we amended the SUNRISE protocol. Implementation of the protocol amendments is expected to increase clinical trial costs primarily due to increased screening time, an intensified monitoring regimen, prolonged hospitalization and potential acute use of a complement inhibitor;

•	seek to identify, assess, acquire and/or develop additional research programs and additional product candidates, and initiate and conduct clinical trials for such product candidates;
•	engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions;
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

•	lease and build new facilities, including offices and labs, as necessary to support any organizational growth;
•	comply with GXP, including good laboratory practice, GCP, and cGMP;
•	build out and validate clinical and commercial-scale cGMP manufacturing capabilities;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval; and
•	experience any delays or encounter issues with any of the above.

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

At March 31, 2022, we had $42.7 million of cash and cash equivalents on hand. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our business, prospects, financial condition, results of operations, share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any product candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize LB-001 and any other product candidate we may identify and develop. We will require additional capital, which we may seek to raise through equity offerings, debt financings, marketing and distribution arrangements, collaborations, strategic alliances, licensing arrangements or other sources, to enable us to complete the development and potential commercialization of LB-001 and any other product candidate. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. For more information, see the risk factor titled “– Under our ASC 205-40 analysis, there is ‘substantial doubt’ that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.” In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LB-001 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, if applicable, any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of drug discovery, preclinical development, laboratory testing, and clinical trials for our product candidates, including the ongoing development program for LB-001 (including the Phase 1/2 SUNRISE clinical trial), and process development and manufacturing activities for LB-001;

•

the implementation of amendments to the Phase 1/2 SUNRISE clinical trial protocol made in connection with the lifting of the clinical hold, which include increased screening time, an intensified monitoring regimen, prolonged hospitalization and potential acute use of a complement inhibitor;

•

the outcome, timing and cost of following the advice of and complying with regulatory requirements and decisions made by the FDA, EMA and other regulatory authorities, including relating to any potential clinical holds that may be imposed on us in the future;

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

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations. For information about our current outstanding debt, see Note 5 in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the risk factor titled “The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.” If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death, some of which took years to present. There can be no assurance that our genomic medicine technologies will not cause undesirable side effects. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in many gene editing products is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. While we believe our GeneRide technology obviates this through the use of homologous recombination, or HR, we cannot be certain that off-target editing will not occur in any of our planned or future clinical trials. There is also the potential risk of delayed adverse events following exposure to gene editing therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material.  In addition, cases of TMA have been previously reported in association with AAV genetic therapies. As previously disclosed, two patients in our SUNRISE trial experienced TMAs following dosing.  For more information on the cases of TMAs, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients.” In addition to SAEs or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

If SAEs or undesirable side effects arise in the development of any of our product candidates, we, the DSMB, the FDA or other regulatory authorities, or the institutional review boards, or IRBs, or ethics committees at the institutions in which our studies are conducted, could suspend or terminate our clinical trials, and the FDA or other regulatory authorities could order us to cease clinical trials, or delay or deny approval of our product candidates for any or all targeted indications, or approve our product candidates with a restrictive label. For example, we announced in February 2022 that the FDA placed our LB-001 IND on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. We announced that the hold was lifted in May 2022. For more information, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients.” Even though the FDA has now lifted the clinical hold, there is no guarantee that we will be able to obtain approvals from the IRBs or ethics committees at each clinical trial site, to continue to enroll the SUNRISE trial in a timely manner or at all. SAEs or undesirable side effects that arise in the development of any of our product candidates and any resulting action taken by us, the DSMB, the FDA or other regulatory authorities, or the IRBs, may result in our needing to abandon their development or limit development to certain uses or subpopulations in which the SAEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our ability to identify and develop product candidates, which could harm our business, financial condition and prospects significantly.

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

Clinical trials are time consuming and subject to potential delays.

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
•

reaching an agreement on acceptable terms with CMOs, CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CMOs, CROs and trial sites;

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

For example, in May 2022, we announced the FDA lifted the clinical hold placed on the LB-001 IND. In connection with the lifting of the clinical hold, we made amendments to the protocol of our Phase 1/2 SUNRISE clinical trial of LB-001, one of which increases the screening time for each patient, and as a result, will increase the overall time to completion of the trial. In addition, even though the clinical hold is now lifted, the amended protocol will need to be approved by the IRBs and/or ethics committees at each clinical trial site prior to dosing additional patients at the site, which we expect will take several weeks.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

•

we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials, such as the amendments we made to the protocol of our Phase 1/2 SUNRISE clinical trial, described above, in connection with the lifting of the clinical hold;

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

•	the patient inclusion and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	severity of the disease under investigation;
•	the proximity of patients to trial sites and any barriers on patients' ability to travel (such as travel restrictions patients may encounter due to the COVID-19 pandemic or global conflict);
•	the design of the trial;
•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned clinical trials;
•	availability and efficacy of approved medications for the disease under investigation;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

In February 2022, we announced that the FDA has placed our IND for LB-001 on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. In May 2022, we announced that the FDA lifted the hold. In connection with the lifting of the clinical hold, we made amendments to the SUNRISE clinical trial protocol, which increase the amount of screening time for each patient, intensify each patient’s monitoring regimen, and prolong hospitalization, among other changes. Although the FDA has lifted the clinical hold, the clinical hold and related SAEs and the amended protocol, including the increase in the screening time for each patient, may affect our ability to enroll patients.

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

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. The Alliance for Regenerative Medicine in Washington has issued principles setting forth a bioethical framework for the use of gene editing in therapeutic applications that states that the use of gene editing technologies in research that involved altering human embryos or human germline cells is currently not appropriate. Similarly, the National Institutes of Health, or NIH, has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

Serious adverse events in our clinical trials, such as the two cases of TMA experienced by two patients in our Phase 1/2 SUNRISE clinical trial described above, or other clinical trials involving gene delivery technology, particularly AAV genetic medicines, such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, difficulties in enrolling patients, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. For example, certain gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death, some of which took years to present. Additionally, cases of TMA have been reported in association with other AAV genetic therapies. SAEs, such as these, whether in our clinical trials or other clinical trials involving gene therapy or genome editing products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity could result in increased regulation and regulatory scrutiny, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of LB-001. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize LB-001 and/or other product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products.

If we receive a positive data readout from our Phase 1/2 SUNRISE clinical trial that supports advancing LB-001 to Phase 3, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LB-001. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of LB-001, which may never occur. We cannot be certain that LB-001 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LB-001 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA, the EMA and regulatory authorities in other jurisdictions. We are not permitted to market LB-001 in the United States until it receives approval of a BLA from the FDA, or in any foreign jurisdictions until it receives the requisite approval from such jurisdictions. We have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

LB-001 is our lead product candidate, and because other product candidates may be based on similar technology, if LB-001 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business. For example, as previously disclosed, two patients in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric patients experienced cases of TMA.

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

Our computer systems, as well as those of our CROs, CMOs, suppliers and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of LB-001 or any other product candidate could be delayed.

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

We are a party to agreements with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and the Board of Regents of the University of Texas System, or the University of Texas, to license our core technology, and we are party to a license agreement with the NIH for development and commercialization rights to certain capsids including the transgene for LB-001. We are also party to an agreement with CMRI for development and commercialization rights to certain capsids including the first capsid produced from the sAAVy platform, sL65. We may enter into additional agreements with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

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

In March 2020, the World Health Organization characterized the COVID-19 outbreak a “pandemic.” The pandemic and government measures taken in response have since had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Although the FDA has approved certain therapies and vaccines, the willingness of individuals to get vaccinated and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines remains unknown.

The Company is following federal, state and local requirements and guidelines with respect to COVID-19 and has allowed its employees to work on-premises in accordance with those requirements and guidelines.

Our research, development and manufacturing activities are dependent on our ability to continue our work on premises at our laboratory. We also rely on third parties, such as CROs and CMOs, located in areas that are affected by the COVID-19 pandemic for certain research, development and manufacturing activities. Many of these third parties also limited their staff from working on premises as part of their response to the COVID-19 pandemic. The COVID-19 pandemic may have a significant negative effect on our business and future results due to a variety of factors, including the health of our employees, our ability to maintain operations, the ability of our third-party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.  The Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which may have an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of additional variants, could directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

The pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals, including those relating to LB-001. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Further, any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. We or our licensors may in the future become subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or to other patent offices around the world. Alternately or additionally, we or our licensors may become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings and other similar proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others on which we rely to protect our business. For example, an anonymous third party filed an opposition in the European Patent Office, or the EPO, to European Patent No. 3 147 295 owned by Stanford. While we are not party to this opposition, this opposition relates to the LK03 capsid. We license certain intellectual property rights to the LK03 capsid from Stanford. An oral proceeding is currently scheduled for March 7, 2023. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights; limit the duration of the patent protection of our technology and products; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of gene editing and gene therapy and filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, or patents that issue from these third-party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interests in such patents.

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

Additionally, we expect that the product candidates we develop will be regulated as biologics in the United States and therefore they may be subject to competition from biosimilars approved through an abbreviated regulatory pathway. The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years after the date on which the reference product was first approved.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates, their manufacture or their use might expire before or shortly after those candidates receive regulatory approval and are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available upon regulatory approval in those countries where we are prosecuting patents. This includes in the United States under the BPCIA which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be possible.

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

If we or one of our licensors were to initiate legal proceedings against a third party, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may in the future raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings, such as the opposition in the EPO to European Patent No. 3 147 295 relating to LK03, described above).

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

Our commercial success depends, in part, upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. However, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights, and our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Moreover, due to the intense research and development that is taking place by several companies, including us and our competitors, in the fields of gene editing and gene therapy, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property, and proprietary rights in the future. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO, such as the opposition in the EPO to European Patent No. 3 147 295 relating to the LK03 capsid, described above. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Beyond the Affordable Care Act, there have been ongoing reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. For example, President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the U.S. Secretary of Health and Human Services recently issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs, and Democrats included drug pricing reform provisions reflecting elements of the plan in a broader spending package in late 2021, such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge.  For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a rare pediatric disease priority voucher to a sponsor upon the approval of a BLA or New Drug Application, or NDA, for a product intended to treat or prevent a rare pediatric disease and that also satisfies other criteria. The voucher can then be used to obtain priority review for a subsequent BLA or NDA for a drug or biologic intended to treat any disease or condition, even if the drug or biologic would not otherwise quality for priority review. The voucher recipient also has the option of selling or transferring the voucher to another sponsor On December 27, 2020, Congress passed the Creating Hope Reauthorization Act, which extended the rare pediatric disease priority review voucher program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

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

•

the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements related to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. For example, the HIPAA and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers, including U.S. clinical trial sites, with which we interact are subject to HIPAA, and we have assumed contractual obligations related to protecting the privacy of personal information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts and we could face civil and criminal penalties. In addition, our operations have been affected by the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. On November 3, 2020, California voters passed a ballot initiative approving the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.  The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.  Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022.  Other states are also enacting comprehensive privacy legislation, including Virginia, Utah and Colorado, each of which passed expansive privacy laws that take effect in 2023.

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

There is significant uncertainty related to third party payor coverage and reimbursement of newly-approved products. The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We therefore cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Even if we obtain coverage and adequate reimbursement for our product candidates with respect to a particular third-party payor, there is no certainty that coverage will be maintained or reimbursement rates will not change.

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

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. As previously disclosed, on March 17, 2022, we received a written notice, or Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until September 13, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days, among other requirements. If we are unable to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. We are currently evaluating our alternatives to resolve this listing deficiency. If necessary to regain compliance with Nasdaq listing standards, we intend, subject to approval of our Board of Directors and stockholders, to implement a reverse stock split. However, there can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were delisted, we could seek to list our common stock on The Nasdaq Capital Market or trade our common stock on the OTC Markets. Listing on such other market or exchange could reduce the liquidity of our common stock and impede our ability to raise capital.

The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.

In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of March 31, 2022, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q. The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

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

As of March 31 2022, our executive officers and directors, combined with our stockholders who reported owning more than 5% of our common stock in SEC filings, together with their respective affiliates, beneficially owned a significant percentage of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or Board of Directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. GAAP or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

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

We have incurred substantial losses during our history and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. taxable income necessary to utilize our net operating loss carryforwards, or NOLs. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).
EXHIBIT 10.1*†	—	Executive Employment Agreement, by and between LogicBio Therapeutics, Inc. and Daniel Gruskin, dated August 5, 2020.
EXHIBIT 10.2*†	—	Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement applicable to Daniel Gruskin.
EXHIBIT 31.1*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.
EXHIBIT 31.2*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1**	—	Section 1350 Certifications.

EXHIBIT 101.INS*	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: May 16, 2022	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: May 16, 2022	By:	/s/ Cecilia Jones
Cecilia Jones
Chief Financial Officer