Form 10-Q
period 2022-06-30
LogicBio Therapeutics, Inc.
filed 2022-08-15
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 32,962,733 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “designed,” “estimate,” “expect,”  “goal,” “intend,” “may,” “plan,” “potential,” “projection,” “strategy,” “will,” “would,” “should,” “seek,” “likely,” “become,” “develop,” “engage,” “expand,” “leverage,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements may include statements concerning the following:

•

the design, cost, initiation, timing, progress and results of our current and future research and development activities, including statements with respect to our Phase 1/2 SUNRISE clinical trial and other development activities for our product candidate, LB-001, in methylmalonic acidemia, or MMA;

•

early clinical results and the significance and interpretation thereof and the expected timing to reinitiate dosing in our Phase 1/2 SUNRISE clinical trial following the removal of the clinical hold announced in May 2022;

•

potential attributes and benefits of our GeneRide® and sAAVyTM platforms, our proprietary manufacturing process, mAAVRxTM, and our existing or future product candidates, including any potential benefit of such platforms and technologies over competing platforms and technologies;

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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading “Risk Factors Summary”, and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, the actual time it may take to demonstrate clinical efficacy, the potential timing and cost impacts of the SUNRISE protocol amendments relating to the lifting of the clinical hold announced in May 2022, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as safety concerns that the U.S. Food and Drug Administration, or FDA, and other regulatory bodies may continue to have and the ultimate duration of the pandemic. In addition we are subject to the following risks: existing preclinical or clinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and technologies. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “LogicBio,” “LogicBio Therapeutics, Inc.,” the “Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to LogicBio Therapeutics, Inc. and its subsidiaries.

LOGICBIO®, GENERIDE®, SAAVYTM, MAAVRXTM and any associated logos are trademarks of LogicBio and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. The use or display of other parties’ trademarks, trade dress or products in this Quarterly Report on Form 10-Q does not imply that we have a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners. Any website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

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

•

Collaborations we enter into with third parties for the research, development and commercialization of certain of our product candidates or technologies may not be successful, we may not be able to capitalize on the market potential of those product candidates or technologies.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,846	$53,480
Accounts receivable	—	30
Prepaid expenses and other current assets	1,940	2,156
Total current assets	40,786	55,666
Property and equipment, net	1,614	1,911
Restricted cash	622	622
Operating lease right-of-use asset	3,995	4,571
TOTAL ASSETS	$47,017	$62,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,257	$718
Accrued expenses and other current liabilities	1,788	3,704
Operating lease liabilities	1,298	1,227
Current portion of long-term debt	3,302	3,295
Current portion of deferred revenue	10,440	10,639
Total current liabilities	18,085	19,583
Long-term debt, net of issuance costs and discount	3,424	5,006
Operating lease liabilities, net of current portion	3,063	3,725
Deferred revenue, net of current portion	1,729	3,729
Total liabilities	26,301	32,043
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,962,733 and 32,952,306 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	172,439	170,744
Accumulated deficit	(151,726)	(140,020)
Total stockholders’ equity	20,716	30,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,017	$62,770

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Collaboration and service revenue	$3,199	$802	$6,015	$1,263
Total revenue	3,199	802	6,015	1,263
OPERATING EXPENSES
Research and development	4,832	7,257	10,473	13,676
General and administrative	3,259	3,765	6,883	7,824
Total operating expenses	8,091	11,022	17,356	21,500
LOSS FROM OPERATIONS	(4,892)	(10,220)	(11,341)	(20,237)
OTHER INCOME (EXPENSE):
Interest income	45	4	50	10
Interest expense	(197)	(283)	(415)	(554)
Total other expense, net	(152)	(279)	(365)	(544)
Net loss	$(5,044)	$(10,499)	$(11,706)	$(20,781)
Net loss per share—basic and diluted	$(0.15)	$(0.33)	$(0.36)	$(0.65)
Weighted-average common stock outstanding—basic and diluted	32,962,733	32,162,375	32,961,961	32,048,716

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,044)	$(10,499)	$(11,706)	$(20,781)
Other comprehensive income:
Unrealized gain on investments	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive loss	$(5,044)	$(10,499)	$(11,706)	$(20,781)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, January 1, 2021	31,775,748	$3	$161,415	$—	$(99,991)	$61,427
Vesting of restricted stock	31,372	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $65	251,086	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	989	—	—	989
Net loss	—	—	—	—	(10,282)	(10,282)
BALANCE, March 31, 2021	32,058,206	3	164,495	—	(110,273)	54,225
Vesting of restricted stock	84,384	—	—	—	—	—
Exercise of options	70,620	—	52			52
Issuance of common stock related to at-the-market offerings, net of issuance costs of $1	9,156	—	45	—	—	45
Stock-based compensation expense	—	—	997	—	—	997
Net loss	—	—	—	—	(10,499)	(10,499)
BALANCE, June 30, 2021	32,222,366	$3	$165,589	$—	$(120,772)	$44,820

BALANCE, January 1, 2022	32,952,306	$3	$170,744	$—	$(140,020)	$30,727
Vesting of restricted stock	10,427	—	—	—	—	—
Stock-based compensation expense	—	—	846	—	—	846
Net loss	—	—	—	—	(6,662)	(6,662)
BALANCE, March 31, 2022	32,962,733	3	171,590	—	(146,682)	24,911
Stock-based compensation expense	—	—	849	—	—	849
Net loss	—	—	—	—	(5,044)	(5,044)
BALANCE, June 30, 2022	32,962,733	$3	$172,439	$—	$(151,726)	$20,716

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,706)	$(20,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	344	286
Stock-based compensation expense	1,695	1,986
Non-cash interest expense	91	114
Non-cash lease expense	562	542
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	216	366
Accounts receivable	30	186
Accounts payable	539	502
Accrued expenses and other current liabilities	(2,492)	463
Deferred revenue	(2,199)	12,810
Net cash used in operating activities	(12,920)	(3,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47)	(352)
Net cash used in investing activities	(47)	(352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	52
Net proceeds from at-the-market common stock issuances	—	2,136
Principal repayments on term loan	(1,667)	(277)
Net cash (used in) provided by financing activities	(1,667)	1,911
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,634)	(1,967)
Cash, cash equivalents and restricted cash at beginning of year	54,102	70,697
Cash, cash equivalents and restricted cash at end of period	$39,468	$68,730
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$38,846	$68,108
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$39,468	$68,730
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$324	$440
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment purchases in accrued expenses and accounts payable	$—	$340

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Overview

LogicBio® Therapeutics, Inc. (“LogicBio” or the “Company”) was incorporated in 2014 as a Delaware corporation. Its principal office is in Lexington, Massachusetts. LogicBio is a clinical-stage genetic medicine company pioneering genome editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. The Company's genome editing platform, GeneRide®, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid (“DNA”) repair process potentially leading to durable therapeutic protein expression levels. The Company's gene delivery platform, sAAVy™, is an adeno-associated virus (“AAV”) capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues. The Company’s proprietary manufacturing process, mAAVRxTM, is a novel process aimed at improving production yields for viral vector manufacturing.

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

Since its inception, the Company has devoted the majority of its efforts to research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development. Principal among these risks are clinical and regulatory risks associated with drug development, a dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, meet its obligations and, ultimately, obtain regulatory approval of its product candidates, successfully commercialize its products and technologies, if approved, generate revenue and attain profitable operations.

COVID-19 Impact

The Company continues to closely monitor the COVID-19 pandemic in order to promote the safety of its personnel and to continue advancing its research and development activities. The Company is following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and has allowed its employees to work on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the quarter ended June 30, 2022. However, the Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which may have an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of new variants, could directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $11,706 during the six months ended June 30, 2022. Net cash used in operations for the six months ended June 30, 2022 was $12,920. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of June 30, 2022, the Company had cash and cash equivalents of $38,846 which management believes will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2023, however due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”). The result of the Company’s ASC 205-40 analysis is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2022, consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$37,900	$37,900	$—	$—
Total financial assets	$37,900	$37,900	$—	$—

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$52,866	$52,866	$—	$—
Total financial assets	$52,866	$52,866	$—	$—

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

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the six months ended June 30, 2022.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$766	$2,289
Accrued professional services	939	1,341
Other	83	74
Total accrued expenses and other current liabilities	$1,788	$3,704

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

Interest expense was $197 and $415 for the three and six months ended June 30, 2022, respectively. Interest expense was $283 and $554 for the three and six months ended June 30, 2021, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at June 30, 2022. The components of the long-term debt balance are as follows:

	June 30, 2022	December 31, 2021
Notes payable, gross	$6,389	$8,055
Less: Unamortized debt discount and issuance costs	(60)	(93)
Accretion of final payment fee	397	339
Carrying value of notes payable	6,726	8,301
Less: Current portion of long-term debt	(3,302)	(3,295)
Long-term debt, net of issuance costs and discount	$3,424	$5,006

As of June 30, 2022, the estimated future principal payments due were as follows:

As of June 30, 2022
2022	$1,667
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$6,389

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

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, by the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year and (ii) an amount determined by the Company’s Board of Directors (“Board”). On January 1, 2022, the number of shares available for future grant under the 2018 Plan increased by 1,318,271 shares. At June 30, 2022, there were 934,497 shares available for future grant under the 2018 Plan.

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

Stock Options

During the six months ended June 30, 2022 and 2021, the Company granted options with time-based vesting to purchase 1,672,250   and 1,711,456 shares of common stock, respectively, with a weighted-average grant date fair value per share of $0.44 and $4.41, respectively. The Company recorded stock-based compensation expense for options granted of $1,693 and $1,771 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were 5,453,532 outstanding options, of which 3,207,484 were unvested, and $6,889 of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

The Company has granted shares of restricted stock with time-based and performance-based vesting conditions from time to time. The Company did not grant any restricted stock during the six-month periods ended June 30, 2022 or 2021. During the six months ended June 30, 2022, no expense was recorded for restricted stock previously granted. During the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $57 related to restricted stock previously granted. As of June 30, 2022, there were no unvested shares of restricted stock outstanding.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company did not grant any RSUs during the six months ended June 30, 2022. The Company granted 5,939 RSUs during the six months ended June 30, 2021. The Company recorded stock-based compensation for RSUs of $2 and $158 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were no unvested RSUs outstanding.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Research and development	$575	$662
General and administrative	1,120	1,324
Total stock-based compensation expense	$1,695	$1,986

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

During the six months ended June 30, 2022, the Company did not issue any Open Market Shares. During the six months ended June 30, 2021, the Company issued 260,242 Open Market Shares at a weighted-average price of $8.46 per share, resulting in net proceeds to the Company of $2,136. At June 30, 2022, the Company had $41,253 in aggregate gross offering amount available under the Open Market Sale Agreement.

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

Under the Takeda Agreement, Takeda was obligated to reimburse the Company for the costs incurred under the research plan. Costs incurred were billed by the Company to Takeda from time to time. The Company elected to recognize revenue under the "right to invoice" practical expedient based on the Company's right to invoice Takeda at an amount that approximated the value transferred to the customer and the performance completed to date. During 2022, there was no service revenue recognized under the Takeda Agreement. During the three- and six-month periods ended June 30, 2021, the Company recognized $52 and $513, respectively, in service revenue under the Takeda Agreement.

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

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the three- and six-month periods ended June 30, 2022, the Company recognized $407 and $742, respectively, as service revenue under the Daiichi Agreement. During both the three- and six-month periods ended June 30, 2021, the Company recognized $180 as service revenue under the Daiichi Agreement. As of June 30, 2022, there was $1,341 in deferred revenue related to the Daiichi Agreement, all of which is classified as current deferred revenue.

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

During the three- and six-month periods ended June 30, 2022, the Company recognized collaboration revenue of $2,792 and $5,273, respectively, under the CANbridge Agreement. During both the three- and six-month periods ended June 30, 2021, the Company recognized collaboration revenue of $570 under the CANbridge Agreement. As of June 30, 2022, aggregate deferred revenue related to the CANbridge Agreement was $10,828 of which $9,099 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the second quarter of 2021.

9. INCOME TAXES

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,044)	$(10,499)	$(11,706)	$(20,781)
Denominator:
Weighted-average common stock outstanding	32,962,733	32,162,375	32,961,961	32,048,716
Net loss per share — basic and diluted	$(0.15)	$(0.33)	$(0.36)	$(0.65)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021
Unvested restricted common stock	—	17,844
Unvested restricted stock units	—	10,737
Options to purchase common stock	5,453,532	4,284,593
Loan warrants	15,686	15,686

11. LEASES

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of June 30, 2022, the Company had one operating lease with required future minimum payments related to its headquarters in Lexington, MA.

In November 2019, the Company entered into a lease agreement for office, laboratory and vivarium space located at 65 Hayden Avenue, Lexington, Massachusetts (“65 Hayden Ave Lease”) to replace the Company’s prior headquarters located at 99 Erie Street Cambridge, Massachusetts. Under the terms of the 65 Hayden Ave Lease, the Company leases approximately 23,901 square feet of space and initially paid an annual base rent of approximately $1,494, subject to scheduled annual increases, plus certain operating expenses and taxes. The Company took possession of the space on April 1, 2020 (“Lease Commencement Date”) and the lease will continue through July 1, 2025 (“Lease Termination Date”). The Company has an option to extend the lease for a single additional term of 5 years. Upon execution of the 65 Hayden Ave Lease, the Company executed a $622 cash-collateralized letter of credit. Lease payments are due in monthly installments through the Lease Termination Date.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases
Lease cost
Operating lease cost	$378	$378	$756	$756
Variable lease cost	215	216	438	431
Total lease cost	$593	$594	$1,194	$1,187
Other year-to-date lease information
Operating cash flows used for operating leases			$770	$746
Operating lease liabilities arising from obtaining right-of-use assets			$—	$—

The following table contains a summary of the lease liabilities recognized on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2022 and on the Company’s audited consolidated balance sheet as of December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Other operating lease information
Operating lease liabilities — short-term	$1,298	$1,227
Operating lease liabilities — long-term	$3,063	$3,725
Weighted-average remaining lease term	3.0 years	3.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the three and six months ended June 30, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating lease as of June 30, 2022 and December 31, 2021, were as follows:

	As of June 30, 2022	As of December 31, 2021
Maturity of lease liabilities
2022	$792	$1,562
2023	1,609	1,609
2024	1,656	1,656
2025	841	841
Thereafter	—	—
Total lease payments	4,898	5,668
Less: imputed interest	(537)	(716)
Total operating lease liabilities	$4,361	$4,952

12. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the three and six-month periods ended June 30, 2022 and 2021, the Company recorded research and development expense of $17 and $34, respectively, related to consulting services received from Mark Kay.

In addition, as a result of his participation on the Scientific Advisory Board in June 2021, Mark Kay earned $5 and received a non-qualified stock option to purchase 5,000 shares of the Company’s common stock with a fair value of $13, which are being expensed over a two-year vesting period. Expenses related to Mark Kay’s participation on the Scientific Advisory Board are recorded in research and development expense

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage genetic medicine company pioneering genome editing and gene delivery platforms to address rare and serious diseases from infancy through adulthood. Our genome editing platform, GeneRide®, is a new approach to precise gene insertion harnessing a cell's natural deoxyribonucleic acid, or DNA, repair process potentially leading to durable therapeutic protein expression levels. Our gene delivery platform, sAAVy™, is an AAV capsid engineering platform designed to optimize gene delivery for treatments in a broad range of indications and tissues. Our proprietary manufacturing process, mAAVRxTM, is a novel process aimed at improving production yields for viral vector manufacturing.

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

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of Crigler-Najjar syndrome, or CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda Pharmaceutical Company Limited, or Takeda. In addition, we are developing treatments based on our GeneRide technology for two indications in collaboration with Daiichi Sankyo Company, Limited, or Daiichi. We have also demonstrated proof of concept of our GeneRide platform in hemophilia B and alpha-1-antitrypsin deficiency, or A1ATD, and Wilson disease animal disease models.

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

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5e13 vg/kg and 1e14 vg/kg), with dose escalation subject to certain conditions. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A.

In June 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-reviewed protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose. In October 2021, we announced early results from the SUNRISE trial, which showed measurable levels of albumin-2A, a technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. Following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, we also announced in October 2021, that the independent Data Safety Monitoring Board, or the DSMB, overseeing the SUNRISE trial recommended continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients with ages ranging from six months to two years old at the lower dose.

More recently, in mid-August 2022, we announced additional early results from the SUNRISE trial from the first four pediatric patients treated with LB-001. These results showed that albumin-2A, a technology-related biomarker, had been detected in the serum of all four patients, which indicated site-specific integration of the MMUT gene. Additionally, in two of the four patients, we saw increasing levels of ALB-2A over time, which indicated selective advantage.

The disease-related biomarkers, including methylmalonic acid, methylcitric acid, propionate oxidation and FGF-21, were variable, and had not shown a clear trend to date.

As previously disclosed, the third and fourth patients dosed in the SUNRISE trial, each of whom received 5e13 vg/kg of LB-001, experienced a drug-related serious adverse event, or SAE, which was categorized as a case of thrombotic microangiopathy, or TMA. Additionally, prior to the TMA event, the fourth patient experienced a grade 1 drug-related SAE that was categorized as cytokine release syndrome and necessitated an additional day in the hospital post-dosing. Each TMA resolved within a few weeks, and these patients continue to be followed in accordance with the SUNRISE protocol. Following the occurrence of the TMA experienced by the third patient, we implemented a DSMB-endorsed response plan that included increased patient monitoring.

Following the occurrence of the TMA experienced by the fourth patient, we announced on February 2, 2022 that the FDA placed our Investigational New Drug Application, or IND, for LB-001 on clinical hold. We announced on May 9, 2022 that the hold was lifted. In its communication lifting the hold, the FDA indicated that all clinical hold issues had been addressed. In connection with the lifting of the clinical hold, we amended the SUNRISE protocol. The amended protocol includes enhanced monitoring measures such as frequent testing for complement activation, a characteristic of TMA, as well as use of a complement inhibitor in the event there are laboratory findings indicating a potential or imminent TMA. We have initiated activities to resume dosing in the SUNRISE trial and expect to dose the next patient in the third quarter of 2022.

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

Other GeneRide Development Programs

Also based on our GeneRide technology, we completed the first phase of preclinical development of our product candidate, LB-301, for the treatment of CN, a rare pediatric disease affecting approximately 1 in 1,000,000 newborns globally, in collaboration with Takeda. In initial proof-of-concept studies, a murine GeneRide construct of LB-301 was used to correct the gene deficiency in an animal model of CN. The introduction of UGT1A1 into the albumin locus in mouse liver cells resulted in normalization of bilirubin levels and long-term survival of mice deficient in UGT1A1 from less than twenty days to at least one year. Our Takeda collaboration to further develop LB-301 in CN, resulted in the extension of our proof-of-concept data and was reported at American Society of Gene & Cell Therapy, or ASGCT, in May 2020. In these reported studies, neonatal mice treated with a murine GeneRide construct of LB-301 resulted in a survival benefit and a dose-dependent reduction in total circulating bilirubin. The bilirubin levels achieved were within the range of that observed in patients with Gilbert’s syndrome (1-6mg/dL), a mild liver disorder usually requiring no medical treatment. Moreover, through a collaboration with Dr. Andrés Muro at the International Centre for Genetic Engineering and Biotechnology in Trieste, Italy, we demonstrated that GeneRide treatment could improve motor discoordination in preclinical mouse models of CN.

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

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through June 30, 2022, we have raised approximately $126.0 million through underwritten public offerings and at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of June 30, 2022, we had drawn down the $10.0 million first tranche. In 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our current product candidates and any future product candidates. Our net loss was $11.7 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $151.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Impact of COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. We continue to closely monitor the COVID-19 pandemic in order to promote the safety of our personnel and to continue advancing our research and development activities. We are following federal, state and local requirements and guidelines with respect to the COVID-19 pandemic and have allowed our employees to work on-premises in accordance with those requirements and guidelines.

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the quarter ended June 30, 2022. However, we are aware that certain of our third-party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which may have an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals, including those relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates and technologies, and include:

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

Research and development activities are central to our business model. We will continue to incur significant expenses to conduct the clinical program for our product candidate, LB-001, and as we continue to discover and develop additional product candidates and technologies. If any of our product candidates enters into later stages of clinical development, we expect that they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the term loan under the Loan Agreement in July 2019. A portion of the interest expense on the term loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During the three and six months ended June 30, 2022, we recorded $0.2 million and $0.4 million, respectively, in interest expense, of which $0.2 million and $0.3 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. During the three and six months ended June 30, 2021, we recorded $0.3 million and $0.6 million, respectively, in interest expense, of which $0.2 million and $0.4 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
REVENUE
Collaboration and service revenue	$3,199	$802
Total revenue	3,199	802
OPERATING EXPENSES
Research and development	4,832	7,257
General and administrative	3,259	3,765
Total operating expenses	8,091	11,022
LOSS FROM OPERATIONS	(4,892)	(10,220)
OTHER (EXPENSE) INCOME:
Other expense, net	(152)	(279)
Net loss	$(5,044)	$(10,499)

Revenue

Revenue for the quarter ended June 30, 2022 consisted of $3.2 million in collaboration and service revenue related to our agreements with CANbridge and Daiichi. Revenue for quarter ended June 30, 2021 consisted of $0.8 million in collaboration and service revenue related to our agreements with CANbridge, Daiichi, and Takeda. Although there may be fluctuations on a quarterly basis, we expect our collaboration and service revenue to increase during the remaining quarters of 2022 as we continue to conduct activities under the CANbridge and Daiichi agreements.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$628	$1,835	$(1,207)
Personnel-related costs	2,077	2,246	(169)
Lab supplies	598	678	(80)
Other research and development costs	1,529	2,498	(969)
Total research and development expenses	$4,832	$7,257	$(2,425)

Research and development expenses for the three months ended June 30, 2022 were $4.8 million, compared to $7.3 million for the three months ended June 30, 2021. The decrease of approximately $2.4 million was primarily due to a decrease of $1.2 million related to the LB-001 external development and manufacturing costs incurred during the three months ended June 30, 2021 to start up the Phase 1/2 SUNRISE clinical trial that did not reoccur during the three months ended June 30, 2022. In addition, there was a decrease of $1.0 million in other research and development costs primarily related to one-time intellectual property costs that occurred as a result of entering into the April 2021 collaboration agreement with CANbridge during the three months ended June 30, 2021 that did not re-occur during the three months ended June 30, 2022. Although there may be fluctuations on a quarterly basis, we expect that our research and development expenses will increase during the remaining quarters of 2022 as we continue to advance the LB-001 clinical program as well as advance the remainder of our pipeline both internally and with collaborators.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The decrease of approximately $0.5 million was primarily driven by a decrease of approximately

$0.5 million in professional service fees as we brought more professional work in-house through key hires made during 2021. Although there may be fluctuations on a quarterly basis, we expect that our general and administrative expenses will remain relatively consistent during the remaining quarters of 2022.

Other Expense, Net

Other expense, net was $0.2 million for the three months ended June 30, 2022, compared to $0.3 million for the three months ended June 30, 2021. Other expense, net decreased due to a lower principal amount due on the term loan balance during the three-month period ended June 30, 2022. We expect our other expense, net to decrease during the remaining quarters of 2022 as the principal balance on our term loan decreases.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
REVENUE
Collaboration and service revenue	$6,015	1,263
Total revenue	6,015	1,263
OPERATING EXPENSES
Research and development	10,473	13,676
General and administrative	6,883	7,824
Total operating expenses	17,356	21,500
LOSS FROM OPERATIONS	(11,341)	(20,237)
OTHER (EXPENSE) INCOME:
Other expense, net	(365)	(544)
Net loss	$(11,706)	$(20,781)

Revenue

Our revenue for the six months ended June 30, 2022 consisted of $6.0 million in revenue related to the Daiichi and CANbridge agreements. Our revenue for the six months ended June 30, 2021 consisted of $1.3 million in revenue related to the Takeda, Daiichi and CANbridge agreements The increase in revenue for the six months ended June 30, 2022 compared to the corresponding period in 2021 was related to an increase in revenue recognized under the April 2021 CANbridge and Daiichi agreements and partially offset by winding down activities under the January 2020 Takeda agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$1,616	$3,698	(2,082)
Personnel-related costs	4,434	4,322	112
Lab supplies	1,330	1,594	(264)
Other research and development costs	3,093	4,062	(969)
Total research and development expenses	$10,473	$13,676	$(3,203)

Research and development expenses for the six months ended June 30, 2022 were $10.5 million, compared to $13.7 million for the six months ended June 30, 2021. The decrease of approximately $3.2 million was primarily due to a decrease of $2.1 million in LB-001 external development and manufacturing costs related to clinical trial start-up expenses and clinical supply manufacturing expenses that occurred during the six months ended June 30, 2021 that did not re-occur during the six months ended June 30, 2022. In addition, there was a decrease of $1.0 million in other research and development costs primarily related to one-time intellectual property costs that occurred as a result of entering the April 2021 collaboration agreement with CANbridge during the six months ended June 30, 2021 that did not re-occur during the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the six months ended June 30, 2022, compared to $7.8 million for the six months ended June 30, 2021. The decrease of approximately $0.9 million was primarily driven by a decrease of $1.1 million as we brought more professional work in-house through key hires made during 2021. As such, personnel expenses increased approximately $0.5 million as we filled key open positions within the human resources, legal and business development functions. Finally, there was a decrease of $0.3 million in insurance and other general and administrative expenses.

Other Expense, Net

Other expense, net was $0.4 million for the six months ended June 30, 2022 compared to other expense, net of $0.5 million for the six months ended June 30, 2021. Other expense, net decreased primarily due to a lower principal amount due on the term loan balance during the six-month period ended June 30, 2022.

Liquidity and Capital Resources

Overview

Since our inception and through June 30, 2022, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of June 30, 2022, we had cash and cash equivalents of $38.8 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. As such, and due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.  We will require substantial additional capital to fund our research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, and ongoing operating expenses. Management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(12,920)	$(3,526)
Net cash used in investing activities	(47)	(352)
Net cash (used in) provided by financing activities	(1,667)	1,911
Net decrease in cash, cash equivalents and restricted cash	$(14,634)	$(1,967)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $12.9 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $9.4 million increase in net cash used in operating activities during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by a $15.0 million decrease in deferred revenue, as revenue recognized during the six-month period ended June 30, 2022 was previously paid by our collaboration partners as well as a $3.2 million decrease in working capital based on the timing of payments. These decreases in cash were partially offset by a $9.1 million decrease in net loss during the six-month period ended June 30, 2022 as compared to the same period in 2021.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $47,000 related to the purchases of property and equipment. During the six months ended June 30, 2021, net cash used in investing activities was $0.4 million related to the purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $1.7 million, which was related to the repayment of principal on our term loans. During the six months ended June 30, 2021 net cash provided by financing activities was $1.9 million primarily related to net proceeds from sales of our common stock under an Open Market Sale Agreement with Jefferies LLC as the sales agent, or the Open Market Sale Agreement, $2.1 million, partially offset by the repayment of principal on our term loans of $0.3 million.

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

•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	further develop our GeneRide and sAAVy technology platforms, as well as our proprietary manufacturing process, mAAVRx;
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

At June 30, 2022, we had $38.8 million of cash and cash equivalents on hand, which we currently expect will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

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

A change in the outcome of any of the above variables that are applicable to the development of a product candidate could mean a significant change in the costs and timing associated with the research and development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to actions taken by regulatory authorities, institutional review boards, or IRBs, patient enrollment or other reasons, we would be required to expend significant additional financial resources and/or time on the completion of clinical development. Any significant delays in our programs may also require us to reevaluate our corporate strategy, resulting in the expenditure of significant resources and time. We may never succeed in obtaining regulatory approval for our product candidates or any future product candidates.

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

At-the-Market Sales of Common Stock

In November 2019, we entered into the Open Market Sale Agreement. Under the terms of the Open Market Sale Agreement and the related prospectus supplement we filed with the Securities and Exchange Commission, or the SEC, in November 2019, we may sell shares of our common stock at the then current market prices, from time to time, having an aggregate value of up to $50.0 million through Jefferies LLC. We pay up to a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the six months ended June 30, 2022, we did not sell any shares under the Open Market Sale Agreement and the related prospectus supplement. During the six months ended June 30, 2021, we issued 260,242 shares of our common stock at a weighted-average price of $8.46 per share, resulting in net proceeds to us of $2.1 million. At June 30, 2022, we had $41.3 million in aggregate gross offering amount of shares available under the Open Market Sale Agreement and the related prospectus supplement. For information relating to the rules known as the “baby shelf” rules, please see “—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. We have incurred net losses in each year since our inception, including net losses of $11.7 million for the six-month period ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $151.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, as well as to building out our team and infrastructure. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to continue to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide and sAAVy technology platforms, conduct process and analytical development, conduct manufacturing activities, conduct clinical trials, seek regulatory approval and, if we receive approval from the FDA, the European Medicines Agency, or EMA, or other regulatory authorities, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that we will continue to incur significant expenses if and as we:

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

•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	maintain, expand and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;

•	further develop our GeneRide and sAAVy technology platforms, as well as our proprietary manufacturing process, mAAVRx;
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

At June 30, 2022, we had $38.8 million of cash and cash equivalents on hand. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our business, prospects, financial condition, results of operations, share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

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

It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death, some of which took years to present. There can be no assurance that our genomic medicine technologies will not cause undesirable side effects. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in many gene editing products is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. While we believe our GeneRide technology obviates this through the use of homologous recombination, or HR, we cannot be certain that off-target editing will not occur in any of our planned or future clinical trials. There is also the potential risk of delayed adverse events following exposure to gene editing therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material.  In addition, cases of TMA have been previously reported in association with AAV genetic therapies. As previously disclosed, certain patients in our SUNRISE trial have experienced TMAs following dosing, as well as what has been categorized as cytokine release syndrome.  For more information on these cases, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients.” In addition to SAEs or side effects caused by any product candidate we may develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

If SAEs or undesirable side effects arise in the development of any of our product candidates, we, the DSMB, the FDA or other regulatory authorities, IRBs, or ethics committees at the institutions in which our studies are conducted, could suspend or terminate our clinical trials, and the FDA or other regulatory authorities could order us to cease clinical trials, or delay or deny approval of our product candidates for any or all targeted indications, or approve our product candidates with a restrictive label. For example, we announced in February 2022 that the FDA placed our LB-001 IND on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. We announced that the hold was lifted in May 2022. For more information, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients.” Even though the FDA has now lifted the clinical hold, there is no guarantee that we will be able to obtain approvals from the IRBs or ethics committees at each clinical trial site, to continue to enroll the SUNRISE trial in a timely manner or at all. SAEs or undesirable side effects that arise in the development of any of our product candidates and any resulting action taken by us, the DSMB, the FDA or other regulatory authorities, or the IRBs, may result in our needing to abandon their development or limit development to certain uses or subpopulations in which the SAEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our ability to identify and develop product candidates, which could harm our business, financial condition and prospects significantly.

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
•

if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to implement a risk evaluation and mitigation strategy, or REMS, which may include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry;

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

Because gene delivery is novel, the regulatory requirements governing any gene delivery product candidates we develop are uncertain and subject to change. For example, in January 2020, the FDA issued guidance documents to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow-up issues relevant to gene therapy, among other topics. The FDA also issued a guidance document in January 2021 addressing manufacturing considerations for licensed and investigational gene therapy products during the COVID-19 pandemic. In addition, the FDA issued a draft guidance document in March 2022 providing recommendations for developing human gene therapy products that incorporate genome editing of human somatic cells. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for global regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of genome editing, gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genome editing and gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual genome editing or gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies to regulatory bodies in many other jurisdictions. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

We were founded in 2014 and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology such as our GeneRide and sAAVy technology platforms, identifying and developing LB-001 and other product candidates, undertaking preclinical studies, conducting the SUNRISE clinical trial for LB-001, business planning and raising capital. Other than LB-001, all of our programs are still in the preclinical or research stage of development.

The risk of failure in the biopharmaceutical industry for programs or product candidates at such stage of development is high. We have not yet demonstrated an ability to successfully complete any interventional clinical trials, including pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but it may take longer, in particular in the case of genetic medicines. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	having patients complete a trial or return for post-treatment follow-up, which could be especially challenging in light of the COVID-19 pandemic;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	clinical sites deviating from trial protocol or subjects dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	occurrence of SAEs associated with any product candidates we may develop, such as the TMAs experienced by patients in our SUNRISE trial of LB-001 in pediatric MMA patients as further described above;

•	occurrence of SAEs in trials of the same class of agents conducted by other sponsors;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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
•

the proximity of patients to trial sites and any barriers on patients' ability to travel (such as travel restrictions patients may encounter due to the COVID-19 pandemic or global conflict or restrictions imposed by clinical trial sites relating to patients traveling to such site);

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

If we receive a positive data readout from our Phase 1/2 SUNRISE clinical trial that supports advancing LB-001 to Phase 3, we expect that a substantial portion of our efforts and expenditures over the subsequent years will be devoted to LB-001. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of LB-001, which may never occur. We cannot be certain that LB-001 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LB-001 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA, the EMA and regulatory authorities in other jurisdictions. We are not permitted to market LB-001 in the United States until it receives approval of a BLA from the FDA, or in any foreign jurisdictions until it receives the requisite approval from such jurisdictions. We have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

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

We have and may in the future enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates or technologies we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates and technologies.

We may seek collaborative relationships for the development and commercialization of any product candidate or technology we may develop. For example, in January 2020, we announced a research collaboration with Takeda, in April 2021, we entered into an Exclusive Research Collaboration. License and Option Agreement with CANbridge, and in April 2021, we also entered into a research collaboration with Daiichi. Future collaborators could include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under any such arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend partly on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Failure to obtain such collaborative relationships could impair the potential for any product candidate or technology we may develop. We also may enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

•	a collaboration partner may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	a collaboration partner may shift its priorities and resources away from our product candidates or technologies due to a change in business strategies, or a merger, acquisition, sale or downsizing;
•

a collaboration partner may delay preclinical studies or clinical trials, provide insufficient funding for a nonclinical program or clinical trial, stop a clinical trial, nonclinical study or abandon a product candidate or technology, repeat or conduct new preclinical studies or clinical trials, or require a new formulation of a product candidate or technology for testing;

•

a collaboration partner may seek to renegotiate or terminate its relationship with us due to unsatisfactory clinical or nonclinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•	a collaboration partner may cease development in therapeutic areas that are the subject of our strategic collaboration;
•	a collaboration partner may not devote sufficient capital or resources towards our product candidates or technologies;
•	a collaboration partner may change the success criteria for a product candidate or technology thereby delaying or ceasing development;
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

•	a collaboration partner could develop a product or technology that competes, either directly or indirectly, with our product candidate or technologies;
•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•

collaborations involving a co-development relationship increases the risk to successful completion of a development program because it requires coordination between multiple sponsors on a number of topics, including regulatory and development strategy and safety reporting;

•

a collaboration partner may terminate a strategic alliance and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or technologies;

•

a dispute may arise between us and a partner concerning the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

•	a partner may use our products or technology in such a way as to invite litigation from a third party;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•	collaboration agreements may not lead to development or commercialization of product candidates or technologies in the most efficient manner, or at all; and
•

if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates or technologies could be delayed and we may need additional resources to continue development. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described herein also apply to the activities of our collaborators.

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any product candidates or technologies we may develop. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates or technologies we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates or technologies, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or technologies or seek to renegotiate or terminate their relationships with us.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our collaborators or strategic partners, such as CANbridge, Daiichi, Stanford, NIH, CMRI, the University of Texas or Oregon Health & Science University, or OHSU, and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates or technologies.

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

Our research, development and manufacturing activities are dependent on our ability to continue our work on premises at our laboratory. We also rely on third parties, such as CROs and CMOs, located in areas that are affected by the COVID-19 pandemic for certain research, development and manufacturing activities. Many of these third parties also limited their staff from working on premises as part of their response to the COVID-19 pandemic. The COVID-19 pandemic may have a significant negative effect on our business and future results due to a variety of factors, including the health of our employees, our ability to maintain operations, the ability of our third-party vendors, suppliers and collaborators to continue operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.  The Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which may have an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of new variants, could directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

After a prolonged period of disruptions to inspection activities due to the COVID-19 pandemic, the FDA announced the resumption of routine domestic surveillance inspections on February 7, 2022. Depending on the course of the pandemic in various geographic areas, the FDA may not be able to maintain its planned restoration of standard operations and delays or setbacks are possible in the future. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Our activities will continue to require a significant expenditure of capital resources. The COVID-19 pandemic, including as a result of new and more resistant strains, as well as other pandemics or public health emergencies, could lead to disruptions of global financial markets and, if so, could impact our ability to access capital. An extended period of disruption in the economy and capital markets could significantly affect our ability to raise additional capital on a timely basis, which would significantly disrupt our programs and also require us to reevaluate our corporate strategy.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or will file issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged by third parties, narrowed, circumvented invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates or technologies, or limit the duration of the patent protection of our product candidates or technologies. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market biosimilar versions of any approved products by submitting abbreviated BLAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable, or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

If we fail to comply with our obligations under our license agreements, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product or technology that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate or technology being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, including the amount, if any, that may become due and payable to our licensors in connection with any sublicense income. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates or technologies. If these events were to occur, they could harm our business, financial condition, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights for current or future product candidates or technologies through acquisitions and in-licenses, which could delay or prevent us from commencing clinical trials and ultimately commercializing our current or future product candidates.

Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license, or use these proprietary rights.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of gene editing and gene therapy and filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, or patents that issue from these third-party patent applications, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interests in such patents.

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

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us or we may decide not to execute such option if we believe such license is not necessary to pursue our program. If we are unable or opt not to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Patent terms for our product candidates or technologies may be inadequate to protect our competitive position for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates and technologies are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates or technologies, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Beyond the Affordable Care Act, there have been ongoing reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. For example, President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the U.S. Secretary of Health and Human Services recently issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Drug pricing reforms were included in major legislation supported by President Biden in 2021 (which ultimately stalled), and more recently, in a bill passed by the U.S. Senate in August 2022. President Biden also addressed drug pricing reform in his 2022 State of the Union address. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge.  For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2031 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Frederic Chereau, our President and Chief Executive Officer, as well as the other members of our management, scientific, clinical and technical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of one or more of our executive officers or key employees could impede the achievement of our research, development and commercialization objectives, impact our ability to coordinate responsibilities and tasks, impact our corporate culture, and impact the retention of historical knowledge. Further, our Board of Directors and management succession planning efforts may not be effective, which could adversely impact our business.

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

We may encounter difficulties in managing any growth, which could disrupt our operations.

We have experienced significant growth during periods in the past years. Our management has diverted, and may need to divert, a disproportionate amount of its attention away from our day-to-day activities to devote time to managing our growth. To manage any growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage any expansion of our operations or train the additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Managing any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates and technologies. If our management is unable to effectively manage any growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or technologies that we may develop;
•	loss of revenue;
•	substantial monetary awards to trial participants or patients;
•	significant time and costs to defend the related litigation;
•	withdrawal of clinical trial participants;
•	the inability to commercialize any product candidates or technologies that we may develop; and
•	injury to our reputation and significant negative media attention.

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

Risks Related to Commercialization

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates or technologies we may develop.

The development and commercialization of new genetic medicine products is highly competitive. Moreover, the gene editing field is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to any product candidates or technologies that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our focus is on the development of genetic medicines using our GeneRide and sAAVy technologies. If our current programs are approved for the indications we are pursuing or contemplate we may pursue, they may compete with other products currently under development, including gene editing and gene therapy products. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Sangamo Therapeutics, Precision BioSciences and Graphite Bio. We may also compete with companies developing gene therapy products, including Homology Medicines, Astellas Pharma, Pfizer, bluebird bio, uniQure and Generation Bio. There are also companies pursuing base editing technologies, including Beam Therapeutics. Any products we may develop could also face competition from other products approved to treat the same disease based on other types of therapies, such as small molecule, antibody or protein therapies. There are several companies developing competing products that target MMA, the indication for which we are developing LB-001. These companies include Moderna Therapeutics with an mRNA-based approach, Selecta Biosciences using an AAV gene therapy, and HemoShear Therapeutics using a small molecule. If any of our competitors obtains regulatory approval for a treatment for MMA, it could negatively affect our ability to successfully commercialize LB-001, if approved. There are several companies developing competing products that target CN, the indication for which we conducted research activities for LB-301, including Genethon, Selecta Biosciences, Moderna Therapeutics, and the Institute for Life Changing Medicines. If any of our competitors obtain regulatory approval for a treatment for CN, it could negatively affect our ability to successfully commercialize LB-301. Additionally, other companies may have or be developing competing products that target HT1, the indication for which we are developing LB-401. If any of our competitors obtain regulatory approval for a treatment for HT1, it could negatively affect our ability to successfully commercialize LB-401.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates or technologies uneconomic or obsolete, and we may not be successful in marketing any product candidates or technologies we may develop against competitors.

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

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	developments related to our collaborations;
•	regulatory actions with respect to any product candidate we may develop or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates or technologies that may address our markets and make our product candidates or technologies less attractive;
•	failure or discontinuation of any of our product development and research programs;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates or technologies less useful;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates, technologies or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates, products or technologies;
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

In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of June 30, 2022, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q. The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

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

As of June 30, 2022, our executive officers and directors, combined with our stockholders who reported owning more than 5% of our common stock in SEC filings, together with their respective affiliates, beneficially owned a significant percentage of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or Board of Directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 6. Exhibits.

EXHIBIT 3.1	—	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).

EXHIBIT 3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38707, filed on October 29, 2018).
EXHIBIT 10.1+*	—	Amendment No. 8 to Amended and Restated (Equity) Agreement, dated as of May 27, 2022, between The Board of Trustees of the Leland Stanford University and LogicBio Therapeutics, Inc.
EXHIBIT 31.1*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.
EXHIBIT 31.2*	—	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1**	—	Section 1350 Certifications.

EXHIBIT 101.INS*	—	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LogicBio Therapeutics, Inc.

Dated: August 15, 2022	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: August 15, 2022	By:	/s/ Cecilia Jones
Cecilia Jones
Chief Financial Officer