Form 10-Q
period 2022-09-30
LogicBio Therapeutics, Inc.
filed 2022-11-14
CIK 1664106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 32,962,733 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “approach,” “believe,” “continue,” “designed,” “estimate,” “expect,”  “goal,” “intend,” “may,” “plan,” “potential,” “projection,” “strategy,” “will,” “would,” “should,” “seek,” “likely,” “become,” “develop,” “engage,” “expand,” “leverage,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements may include statements concerning the following:

•	the proposed acquisition of the Company by Alexion, including the parties’ ability consummate the proposed transaction;
•

the design, cost, initiation, timing, progress and results of our current and future research and development activities, including statements with respect to our Phase 1/2 SUNRISE clinical trial and other development activities for our product candidate, LB-001, in methylmalonic acidemia, or MMA;

•	early clinical results and the significance and interpretation thereof;
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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading “Risk Factors Summary”, and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. In particular, whether the proposed Merger with Alexion is actually consummated, the actual time it may take to demonstrate clinical efficacy, the potential timing and cost impacts of the SUNRISE protocol amendments relating to the lifting of the clinical hold announced in May 2022, the impact of the ongoing COVID-19 pandemic on our ability to progress with our research, development, manufacturing and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as safety concerns that the U.S. Food and Drug Administration, or FDA, and other regulatory bodies may continue to have and the ultimate duration of the pandemic. In addition we are subject to the following risks: existing preclinical or clinical data may not be predictive of the results of ongoing or later clinical trials; clinical trials may not be successful or may be discontinued or delayed for any reason; manufacturing and process development risks, including delays relating to continuously improving our manufacturing processes; risks associated with management and key personnel changes and transitional periods; the actual funding required to develop and commercialize product candidates, including for safety, tolerability, enrollment, manufacturing or economic reasons; the timing and content of decisions made by regulatory authorities; the actual time it takes to initiate and complete preclinical and clinical studies; the competitive landscape; changes in our economic and financial conditions; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our product candidates and technologies. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could adversely affect our business, financial condition and results of operations:

Risks Related to the Proposed Acquisition by Alexion

•	We may not complete the pending transactions with Alexion within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
•	The announcement and pendency of the transactions with Alexion could adversely affect our business, financial results and/or operations.
•	While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•	The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.
•	If the Merger occurs, our stockholders will not be able to participate in any upside to our business.
•

Stockholder complaints have been filed, and others could be filed, against us and the members of our Board arising out of the proposed Merger, which may delay or prevent the proposed Merger, and could result in significant costs of defense, indemnification and liability.

•	We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transactions with Alexion.

Risks Related to Our Financial Position and Need for Additional Capital

•	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LogicBio Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,780	$53,480
Accounts receivable	—	30
Prepaid expenses and other current assets	1,996	2,156
Total current assets	32,776	55,666
Property and equipment, net	1,503	1,911
Restricted cash	622	622
Operating lease right-of-use asset	3,700	4,571
TOTAL ASSETS	$38,601	$62,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,111	$718
Accrued expenses and other current liabilities	2,321	3,704
Operating lease liabilities	1,335	1,227
Current portion of long-term debt	3,306	3,295
Current portion of deferred revenue	8,360	10,639
Total current liabilities	16,433	19,583
Long-term debt, net of issuance costs and discount	2,626	5,006
Operating lease liabilities, net of current portion	2,711	3,725
Deferred revenue, net of current portion	1,092	3,729
Total liabilities	22,862	32,043
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.0001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.0001 per share; 175,000,000 shares authorized; 32,962,733 and 32,952,306 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	173,237	170,744
Accumulated deficit	(157,501)	(140,020)
Total stockholders’ equity	15,739	30,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,601	$62,770

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Collaboration and service revenue	$2,717	$2,120	$8,732	$3,383
Total revenue	2,717	2,120	8,732	3,383
OPERATING EXPENSES
Research and development	5,051	7,806	15,524	21,482
General and administrative	3,410	4,257	10,293	12,081
Total operating expenses	8,461	12,063	25,817	33,563
LOSS FROM OPERATIONS	(5,744)	(9,943)	(17,085)	(30,180)
OTHER INCOME (EXPENSE):
Interest income	147	3	197	13
Interest expense	(176)	(270)	(591)	(824)
Other (expense) income, net	(2)	(3)	(2)	(3)
Total other expense, net	(31)	(270)	(396)	(814)
Loss before income taxes	(5,775)	(10,213)	(17,481)	(30,994)
Income tax benefit	$—	28	—	28
Net loss	$(5,775)	$(10,185)	$(17,481)	$(30,966)
Net loss per share—basic and diluted	$(0.18)	$(0.31)	$(0.53)	$(0.96)
Weighted-average common stock outstanding—basic and diluted	32,962,733	32,443,960	32,962,221	32,181,912

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,775)	$(10,185)	$(17,481)	$(30,966)
Other comprehensive income:
Unrealized gain on investments	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive loss	$(5,775)	$(10,185)	$(17,481)	$(30,966)

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE, January 1, 2021	31,775,748	$3	$161,415	$—	$(99,991)	$61,427
Vesting of restricted stock	31,372	—	—	—	—	—
Issuance of common stock related to at-the-market offerings, net of issuance costs of $65	251,086	—	2,091	—	—	2,091
Stock-based compensation expense	—	—	989	—	—	989
Net loss	—	—	—	—	(10,282)	(10,282)
BALANCE, March 31, 2021	32,058,206	3	164,495	—	(110,273)	54,225
Vesting of restricted stock	84,384	—	—	—	—	—
Exercise of options	70,620	—	52			52
Issuance of common stock related to at-the-market offerings, net of issuance costs of $1	9,156	—	45	—	—	45
Stock-based compensation expense	—	—	997	—	—	997
Net loss	—	—	—	—	(10,499)	(10,499)
BALANCE, June 30, 2021	32,222,366	$3	$165,589	$—	$(120,772)	$44,820
Vesting of restricted stock	11,489	—	—	—	—	—
Exercise of options	49,926	—	35			35
Issuance of common stock related to at-the-market offerings, net of issuance costs of $92	661,835	—	2,962	—	—	2,962
Stock-based compensation expense	—	—	1,132	—	—	1,132
Net loss	—	—	—	—	(10,185)	(10,185)
BALANCE, September 30, 2021	32,945,616	$3	$169,718	$—	$(130,957)	$38,764

BALANCE, January 1, 2022	32,952,306	$3	$170,744	$—	$(140,020)	$30,727
Vesting of restricted stock	10,427	—	—	—	—	—
Stock-based compensation expense	—	—	846	—	—	846
Net loss	—	—	—	—	(6,662)	(6,662)
BALANCE, March 31, 2022	32,962,733	3	171,590	—	(146,682)	24,911
Stock-based compensation expense	—	—	849	—	—	849
Net loss	—	—	—	—	(5,044)	(5,044)
BALANCE, June 30, 2022	32,962,733	$3	$172,439	$—	$(151,726)	$20,716
Stock-based compensation expense	—	—	798	—	—	798
Net loss	—	—	—	—	(5,775)	(5,775)
BALANCE, September 30, 2022	32,962,733	$3	$173,237	$—	$(157,501)	$15,739

See notes to unaudited condensed consolidated financial statements.

LogicBio Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,481)	$(30,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	508	451
Stock-based compensation expense	2,493	3,118
Non-cash interest expense	131	173
Non-cash lease expense	836	811
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	160	1,220
Accounts receivable	30	144
Accounts payable	393	456
Accrued expenses and other current liabilities	(2,254)	26
Deferred revenue	(4,916)	10,733
Net cash used in operating activities	(20,100)	(13,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100)	(734)
Net cash used in investing activities	(100)	(734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	87
Net proceeds from at-the-market common stock issuances	—	5,098
Principal repayments on term loan	(2,500)	(1,111)
Net cash (used in) provided by financing activities	(2,500)	4,074
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,700)	(10,494)
Cash, cash equivalents and restricted cash at beginning of year	54,102	70,697
Cash, cash equivalents and restricted cash at end of period	$31,402	$60,203
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$30,780	$59,581
Long-term restricted cash	622	622
Total cash, cash equivalents and restricted cash	$31,402	$60,203
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$460	$651
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment purchases in accrued expenses and accounts payable	$—	$48

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

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement (the “Original CANbridge Agreement”) with CANbridge Care Pharma Hong Kong Limited (“CANbridge”), pursuant to which LogicBio granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to AAV sL65 (“sL65”), the first capsid produced from the sAAVy platform, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases, (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications, and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA in China, Taiwan, Hong Kong and Macau. The Original CANbridge Agreement was amended and restated on October 3, 2022. For the description of the amended and restated agreement, see Note 13 in the accompanying notes to our unaudited consolidated financial statements. Also in April 2021, the Company announced a research collaboration with Daiichi Sankyo Company, Limited (“Daiichi”) for the development of treatments for two indications based on GeneRide. In addition, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited (“Takeda”) in January 2020 to develop LB-301, an investigational therapy leveraging GeneRide, for the treatment of Crigler-Najjar syndrome (“CN”), a rare pediatric disease. The work under the research plan was completed in 2021.

Since its inception, the Company has devoted the majority of its efforts to research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development. Principal among these risks are clinical and regulatory risks associated with drug development, dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, meet its obligations and, ultimately, obtain regulatory approval of its product candidates, successfully commercialize its products and technologies, and if approved, generate revenue and attain profitable operations.

Proposed Acquisition by Alexion Pharmaceuticals, Inc.

On October 3, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), by and among the Company, Alexion Pharmaceuticals, Inc., a Delaware corporation (“Alexion” or “Parent”), and Camelot Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on October 18, 2022, Merger Sub commenced a tender offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), at a price of $2.07 per Share, to the seller in cash, without interest, less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 18, 2022 (the “Offer to Purchase,” and together with the Letter of Transmittal and other related materials, as may be amended, which together constitute the “Offer”).

On the same date as the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) without a vote of the Company’s stockholders to adopt the Merger Agreement and consummate the Merger, in accordance with Section 251(h) of the of the Delaware General Corporation Law (the “DGCL”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. The Offer is subject to certain important conditions; see “Item 1A. Risk Factors” for more information.

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

The COVID-19 pandemic did not have a material impact on the Company’s results of operations, cash flow and financial position as of and for the quarter ended September 30, 2022. However, the Company is aware that certain of its third-party vendors are being affected by import/export and other restrictions due to COVID-19, which may have an impact on certain of the Company’s research, development and manufacturing activities. The full extent to which the COVID-19 pandemic, including the development of new variants, could directly or indirectly impact the Company’s business, results of operations and financial position will depend on future developments that are uncertain and cannot be accurately predicted.

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

Liquidity and Capital Resources

The Company has had recurring losses since inception and incurred a loss of $17,481 during the nine months ended September 30, 2022. Net cash used in operations for the nine months ended September 30, 2022 was $20,100. The Company expects to continue to generate operating losses and use cash in operations for the foreseeable future. As of September 30, 2022, the Company had cash and cash equivalents of $30,780 which management believes will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2023, however due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”). The result of the Company’s ASC 205-40 analysis is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

The Company will require substantial additional capital to fund its research and development, including its preclinical and clinical development activities and its manufacturing and process development activities, and ongoing operating expenses.  In connection with the proposed Merger with Alexion, following a consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Company would continue as a wholly-owned subsidiary of Alexion. Without taking into account the proposed Merger with Alexion, management’s plans to mitigate the conditions that raise substantial doubt on its ability to fund ongoing R&D and other operating activities include raising additional capital through equity or debt financings, payments from its collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain research programs or operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, its Board of Directors, or that the Company will be successful in deferring certain operating expenses.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s financial position as of September 30, 2022, consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective now through December 31, 2022. The Company will evaluate transactions or contract modifications, including any related to its July 2019 loan and security agreement that uses LIBOR as a reference rate, occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$29,834	$29,834	$—	$—
Total financial assets	$29,834	$29,834	$—	$—

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Money market funds and other cash equivalents	$52,866	$52,866	$—	$—
Total financial assets	$52,866	$52,866	$—	$—

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

The Company did not have any transfers of assets between levels of the fair value measurement hierarchy during the nine months ended September 30, 2022.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$1,648	$2,289
Accrued professional services	665	1,341
Other	8	74
Total accrued expenses and other current liabilities	$2,321	$3,704

Accrued compensation and benefits consists primarily of accrued bonuses. Accrued professional services consists primarily of consulting services, legal services and services provided by contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).

5. DEBT

On July 2, 2019 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”), for term loans with Oxford Finance LLC (“Oxford”) and Horizon Technology Finance Corporation (“Horizon,” and, together with Oxford, the “Lenders”). The Loan Agreement allowed the Company to borrow up to $20,000 issuable in two equal tranches (the “Term Loans”). On the Closing Date, the first tranche of $10,000 was drawn down by the Company. In September 2020 and March 2021, the Company entered into amendments to the Loan Agreement, each of which extended the availability of the second $10,000 tranche subject to certain conditions. In the second quarter of 2021, the Company met the conditions necessary to initiate the drawdown of the second tranche but did not exercise its right to do so, and the option to draw down the second tranche of the Term Loans expired unused.

The outstanding loan balance will accrue interest at the greater of (i) the rate of the one-month U.S. LIBOR rate plus 6.25% and (ii) 8.75%. The Loan Agreement provides for an interest only period until July 1, 2021, followed by thirty-six equal monthly payments of principal and interest continuing through June 1, 2024 (the “Maturity Date”). The Company has the option to prepay the outstanding balance prior to maturity, subject to a prepayment fee ranging from 1.0% to 3.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment to the Lenders equal to 4.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

In conjunction with the Loan Agreement, the Company issued warrants to the Lenders to purchase 15,686 shares of common stock (“Warrants”) at a per share exercise price of $12.75, a maximum contractual term of 10 years and exercisable immediately. The fair value of the Warrants was accounted for as a debt discount and calculated to be approximately $136 using the Black-Scholes method. The Company determined the Warrants met the criteria for equity classification, and, as such, the fair value of the Warrants is recorded as additional paid-in capital on the condensed consolidated balance sheets. Finally, the Company incurred costs related to the issuance of the Term Loans of approximately $150. Both the debt discount and issuance costs will be accreted to Long-term debt, net of issuance costs and discount by charges to interest expense over the term of the loan using the effective interest method.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default. Events of default include, among other things, the non-payment of principal, interest, and other amounts when due, breach of covenants, a material adverse change event, cross-default on material indebtedness, misrepresentations, material judgments, bankruptcy and delisting. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all the Company’s assets, other than its intellectual property, which include maintaining certain cash balances in controlled accounts.

Interest expense related to the Loan Agreement was $176 and $591 for the three and nine months ended September 30, 2022, respectively. Interest expense related to the Loan Agreement was $270 and $824 for the three and nine months ended September 30, 2021, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11.34% at September 30, 2022. The components of the long-term debt balance are as follows:

	September 30, 2022	December 31, 2021
Notes payable, gross	$5,556	$8,055
Less: Unamortized debt discount and issuance costs	(46)	(93)
Accretion of final payment fee	422	339
Carrying value of notes payable	5,932	8,301
Less: Current portion of long-term debt	(3,306)	(3,295)
Long-term debt, net of issuance costs and discount	$2,626	$5,006

As of September 30, 2022, the estimated future principal payments due were as follows:

As of September 30, 2022
2022	$833
2023	3,333
2024	1,389
Thereafter	—
Total principal payments	$5,555

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

In December 2014, the Company adopted the LogicBio Therapeutics, Inc. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), for the issuance of stock options and other stock-based awards. Subsequently, in October 2018, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) was adopted, superseding the 2014 Plan; no further awards have been, or will be, made under the 2014 Plan. The 2018 Plan was established to provide equity-based ownership opportunities for employees and directors, as well as outside consultants and advisors. Any awards granted under the 2014 Plan prior to the adoption of the 2018 Plan remained outstanding in accordance with their respective terms.

Under the 2018 Plan, there is an annual increase on January 1 of each year from 2019 until 2028, of the lesser of (i) 4% of the number of shares of common stock outstanding on December 31 of the prior year or (ii) a number of shares of common stock as determined by the Company’s Board of Directors (“Board”). Accordingly, on January 1, 2022, the number of shares available for future grant under the 2018 Plan increased by 1,318,271 shares. At September 30, 2022, there were 997,841 shares available for future grant under the 2018 Plan.

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

Stock Options

During the nine months ended September 30, 2022 and 2021, the Company granted options with time-based vesting to purchase 1,672,250   and 2,097,256 shares of common stock, respectively, with a weighted-average grant date fair value per share of $0.44 and $4.13, respectively. The Company recorded stock-based compensation expense for options granted of $2,491 and $2,812 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were 5,390,188 outstanding options, of which 2,931,063 were unvested, and $6,019 of unrecognized stock-based compensation expense to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

The Company has granted shares of restricted stock with time-based and performance-based vesting conditions from time to time, and subsequent grants may be made. The Company did not grant any restricted stock during the nine months ended September 30, 2022 or 2021. During the nine months ended September 30, 2022, no expense was recorded for restricted stock previously granted. During the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $132 related to restricted stock previously granted. As of September 30, 2022, there were no unvested shares of restricted stock outstanding.

Restricted Stock Units

The Company has granted RSUs with time-based vesting conditions from time to time. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is recognized over the vesting period. The Company did not grant any RSUs during the nine months ended September 30, 2022. The Company granted 5,939 RSUs during the nine months ended September 30, 2021. The Company recorded stock-based compensation for RSUs of $2 and $174 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were no unvested RSUs outstanding.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Research and development	$872	$1,051
General and administrative	1,621	2,067
Total stock-based compensation expense	$2,493	$3,118

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

During the nine months ended September 30, 2022, the Company did not issue any Open Market Shares. During the nine months ended September 30, 2021, the Company issued 922,077 Open Market Shares at a weighted-average price of $5.70 per share, resulting in net proceeds to the Company of $5,098. At September 30, 2022, the Company had $41,253 in aggregate gross offering amount available under the Open Market Sale Agreement.

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

Daiichi Sankyo Agreement

In April 2021, the Company entered into a Research Collaboration and Exclusive Option Agreement with Daiichi (the “Daiichi Agreement”) for the development of gene therapy candidates for two indications based on the GeneRide platform (each, a “Daiichi Candidate”). Under the terms of the Daiichi Agreement, Daiichi will fund all research and development activities related to the development of the Daiichi Candidates under a mutually agreed research plan (the “Daiichi Research Plan”). The Daiichi Agreement also provides Daiichi with an exclusive, non-binding option for each Daiichi Candidate to negotiate in good faith for a certain period of time to enter into a license agreement with respect to each such Daiichi Candidate (the “Daiichi License Options”).

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

The upfront payment of $2,000 was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligation. Revenue associated with the upfront payment and ongoing research services will be recognized using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Daiichi. During the three and nine months ended September 30, 2022, the Company recognized $382 and $1,124, respectively, as service revenue under the Daiichi Agreement. During the three and nine months ended September 30, 2021, the Company recognized $392 and $572, respectively, as service revenue under the Daiichi Agreement. As of September 30, 2022, there was $959 in deferred revenue related to the Daiichi Agreement, all of which is classified as current deferred revenue.

Collaboration Revenue

CANbridge Agreement

In April 2021, the Company entered into an Exclusive Research Collaboration, License and Option Agreement with CANbridge (the “Original CANbridge Agreement”). The Original CANbridge Agreement was amended and restated on October 3, 2022.  For the description of the amended and restated agreement, see Note 13 in the accompanying notes to our unaudited consolidated financial statements.

Under the terms of the Original CANbridge Agreement, the Company granted CANbridge (a) an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop, manufacture and commercialize gene therapy candidates for the treatment of Fabry and Pompe diseases (the “Fabry and Pompe License”), (b) an option to obtain an exclusive worldwide license to certain of the Company’s intellectual property rights, including those relating to sL65, to develop and commercialize gene therapy candidates for the treatment of two additional indications (the “Candidate Options”) and (c) an exclusive option to obtain an exclusive license to develop and commercialize LB-001 for the treatment of MMA (the “LB-001 Option”) in China, Taiwan, Hong Kong and Macau (“Greater China”). Pursuant to the Original CANbridge Agreement, LogicBio and CANbridge collaborated in the development of the gene therapy candidates referenced in (a) above for the treatment of Fabry and Pompe diseases plus, upon CANbridge’s exercise of the applicable Candidate Options, two additional indications under a mutually agreed research plan (the “CANbridge Research Plan”).

Under the Original CANbridge Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10,000 from CANbridge a portion of which was paid to a third party under certain of the Company’s in-licensing obligations. In addition, CANbridge was obligated to reimburse the Company for research and development costs incurred by the Company for activities related to the development of the gene therapy candidates for Fabry and Pompe diseases under the CANbridge Research Plan.

In addition, under the Original CANbridge Agreement, the Company was eligible to receive up to $542,000 in aggregate from CANbridge contingent on the achievement of specified clinical, regulatory and sales milestones relating to the named gene therapy candidates for Fabry and Pompe diseases, the additional indications for which CANbridge exercises the Candidate Options, and the payment of any option exercise fees. The Company was also eligible to receive up to $49,000 in aggregate clinical, regulatory and sales milestones for LB-001, subject to the exercise of the LB-001 Option, and the payment of the LB-001 Option exercise fee. CANbridge was obligated to pay to the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales for each non-LB-001 indication pursued. In addition, CANbridge was obligated to pay to the Company royalties based on an escalating tiered, high-single digit to mid-double digit percentage of the annual Greater China net sales for LB-001 for the treatment of MMA, subject to the exercise of the LB-001 Option.

The Company applied ASC Topic 808, Collaborative Arrangements (“ASC 808”) and determined that the Original CANbridge Agreement was within the scope of ASC 808. Furthermore, the Company determined that certain aspects of the Original CANbridge Agreement represented a vendor-customer relationship as CANbridge represents a customer for certain activities. As such, the Company applied the relevant guidance from ASC 606 to evaluate the appropriate accounting for the vendor-customer aspects of the Original CANbridge Agreement. In accordance with ASC 606, the Company identified its performance obligation as a grant of a license to CANbridge for certain of its intellectual property rights, including those relating to sL65, and its conduct of research services under the CANbridge Research Plan, which included participation in various joint oversight committees and a technology transfer. The Company determined that its grant of a license to CANbridge to certain of its intellectual property subject to certain conditions was not distinct as it did not have stand-alone value to CANbridge apart from the services to be performed by the Company pursuant to the Original CANbridge Agreement. A third party would not be able to provide research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and CANbridge could not benefit from the license without the corresponding services. The Company also concluded that the LB-001 Option and Candidate Options were not provided to CANbridge at a significant discount. The terms of the options, including the upfront exercise fee and applicable milestone payments, reflected applicable standalone selling prices at the time of the Original CANbridge Agreement. As such, the Company concluded that none of the options were considered to be material rights and, as such, were not performance obligations.

Accordingly, the Company determined that its grant of a license to CANbridge and its performance of research and development services under the CANbridge Research Plan should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services.

In accordance with ASC 606, the Company determined that the initial transaction price under the Original CANbridge Agreement was $10,878, consisting of the upfront, non-refundable and non-creditable payment of $10,000 and an upfront payment of estimated quarterly research costs $878. The upfront payment of $10,878 was initially recorded as deferred revenue and, along with payments related to the Company’s performance of research services under the CANbridge Research Plan, will be recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to CANbridge. The Company recorded the initial $878 prepayment of the quarterly research and development fees as deferred revenue, and such fees will be recognized as revenue as the research services are delivered.

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

During the three and nine months ended September 30, 2022, the Company recognized collaboration revenue of $2,335 and $7,608, respectively, under the Original CANbridge Agreement. During the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $1,685 and $2,255, respectively, under the Original CANbridge Agreement. As of September 30, 2022, aggregate deferred revenue related to the Original CANbridge Agreement was $8,493 of which $7,401 was classified as current. Both the current and non-current deferred revenue amounts will be recognized during the expected term of the conduct of research and development services. As a direct result of the Company’s entry into the Original CANbridge Agreement, the Company incurred $775 in sublicense fees to certain of its existing licensors which was expensed to research and development expense during the second quarter of 2021.

9. INCOME TAXES

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company maintained a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

10. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding, without consideration to common stock equivalents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,775)	$(10,185)	$(17,481)	$(30,966)
Denominator:
Weighted-average common stock outstanding	32,962,733	32,443,960	32,962,221	32,181,912
Net loss per share — basic and diluted	$(0.18)	$(0.31)	$(0.53)	$(0.96)

The Company’s potentially dilutive shares, which include any outstanding stock options, warrants and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss when their effect is dilutive.

The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
Unvested restricted common stock	—	11,153
Unvested restricted stock units	—	5,939
Options to purchase common stock	5,390,188	4,508,640
Loan warrants	15,686	15,686

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of September 30, 2022, the Company had one operating lease with required future minimum payments related to its headquarters in Lexington, MA.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases
Lease cost
Operating lease cost	$378	$378	$1,134	$1,134
Variable lease cost	231	208	669	639
Total lease cost	$609	$586	$1,803	$1,773
Other year-to-date lease information
Operating cash flows used for operating leases			$1,166	$385
Operating lease liabilities arising from obtaining right-of-use assets			$—	$—

The following table contains a summary of the lease liabilities recognized on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022 and on the Company’s audited consolidated balance sheet as of December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Other operating lease information
Operating lease liabilities — short-term	$1,335	$1,227
Operating lease liabilities — long-term	$2,711	$3,725
Weighted-average remaining lease term	2.8 years	3.5 years
Weighted-average discount rate	7.60%	7.60%

The variable lease costs for the three and nine months ended September 30, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on what it would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at the commencement date in determining the present value of lease payments.

Future minimum lease payments under the Company’s operating lease as of September 30, 2022 and December 31, 2021, were as follows:

	As of September 30, 2022	As of December 31, 2021
Maturity of lease liabilities
2022	$396	$1,562
2023	1,609	1,609
2024	1,656	1,656
2025	841	841
Thereafter	—	—
Total lease payments	4,502	5,668
Less: imputed interest	(456)	(716)
Total operating lease liabilities	$4,046	$4,952

Legal Proceedings

Since the announcement of the Merger Agreement, three complaints have been filed, captioned: Bushansky v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-09145 (S.D.N.Y.) (the “Bushansky Complaint”), Wilhelm v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-09186 (S.D.N.Y.) (the “Wilhelm Complaint”), and Carlisle v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-01418 (D. Del.) (the “Carlisle Complaint”) (collectively, the “Complaints”).  Each of the Complaints names the Company and its directors as defendants.  The Company has also received eight stockholder demand letters, including one draft complaint.  These are the “Vugman Demand Letter,” the “Way Demand Letter,” the “Wheeler Demand Letter,” the “Barbeau Demand Letter,” the “Redfield Demand Letter,” the “Ortega Demand Letter,” the “Browning Demand Letter,” and the “Smith Demand Letter” (collectively, the “Demand Letters”).  The Barbeau Demand Letter contained a draft complaint, captioned Barbeau v. LogicBio Therapeutics, Inc. et al.  Moreover, the Company received a stockholder demand letter seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220 (the “Section 220 Demand”).

The Complaints allege that the Company and its directors violated federal securities laws by failing to disclose material information in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on October 18, 2022 (together with the exhibits thereto, the “Schedule 14D-9”).  The Complaints generally seek, among other things, to enjoin the Company from proceeding with closing the Offer, the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions”) unless and until it discloses and disseminates the alleged material information or, in the event the Transactions are consummated, a rescission of the Transactions and a recovery of the rescissory damages.  In addition, the Complaints seek an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and costs.  The Carlisle Complaint also seeks a declaration that the defendants violated federal securities laws. The Demand Letters generally seek that certain allegedly omitted information in the Schedule 14D-9 be disclosed. The Section 220 Demand seeks access to the Company’s books and records relevant to the Transactions and the Company’s board members. The Section 220 Demand cites substantially similar allegations to those in the Complaints and Demand Letters as the basis for seeking to inspect the information requested in the Section 220 Demand.

The Company believes that the allegations in the Complaints, Demand Letters and Section 220 Demand are without merit and intends to defend against them vigorously.

At this time, no assessment can be made as to the likely outcome of the Complaints, Demand Letters or Section 220 Demand or whether the outcome will be material to the Company. The Company has not recorded an expense related to the outcome of the foregoing matters because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

12. RELATED PARTIES

The Company is party to a consulting service agreement with Mark Kay, who is a co-founder of the Company and a member of the Board. Under the terms of this agreement, the Company has agreed to pay an annual fee of $68 for research and development consulting services. For each of the three- and nine- months ended September 30, 2022 and 2021, the Company recorded research and development expense of $17 and $51, respectively, related to consulting services received from Mark Kay.

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

13. SUBSEQUENT EVENTS

Proposed Acquisition by Alexion Pharmaceuticals, Inc.

The description of the Merger Agreement with Alexion in Note 1 in the accompanying notes to our unaudited consolidated financial statements is incorporated by reference hereto.

A&R CANbridge Agreement

On October 3, 2022, the Company and CANbridge entered into the Amended and Restated Exclusive Research Collaboration, License and Option Agreement (the “A&R CANbridge Agreement”), dated as of October 2, 2022, which amends the Original CANbridge Agreement.

Under the A&R CANbridge Agreement, the Candidate Options and the LB-001 Option were removed as mutually agreed by both parties. Further, in connection with the Fabry and Pompe License, the A&R CANbridge Agreement grants CANbridge a non-exclusive license to certain Company intellectual property rights related to manufacturing for the Fabry and Pompe programs. Additionally, under the A&R CANbridge Agreement, the CANbridge Research Plan was amended to reflect that the full transfer of the technology pertaining to the Fabry and Pompe programs to CANbridge was effective as of October 31, 2022. Under the A&R CANbridge Agreement, CANbridge does not have an obligation to pay or reimburse additional research expenses.

Under the A&R CANbridge Agreement, the Company will be eligible to receive clinical, regulatory and commercial milestone payments of up to $224.5 million in the aggregate (assuming one product for each indication). In accordance with the removal of the two additional Candidate Options and LB-001 Option, milestones related thereto were removed in the A&R CANbridge Agreement. Under the A&R CANbridge Agreement, the tiered royalty rates payable to the Company will range from low single digit to mid-single digit rates. Under the A&R CANbridge Agreement, LogicBio and CANbridge will negotiate a product reversion agreement in good faith in the event of a termination of the A&R CANbridge Agreement under certain circumstances.

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

Proposed Acquisition by Alexion Pharmaceuticals, Inc.

On October 3, 2022, the Company entered into an Agreement and Plan of Merger, or as it may be amended from time to time, the Merger Agreement, by and among the Company, Alexion Pharmaceuticals, Inc., a Delaware corporation, or Alexion or Parent, and Camelot Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub. Pursuant to the Merger Agreement, on October 18, 2022, Merger Sub commenced a tender offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company, or the Shares, at a price of $2.07 per Share, to the seller in cash, without interest, less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 18, 2022, or the Offer to Purchase. The Offer to Purchase, together with the Letter of Transmittal and other related materials, as may be amended, constitute the Offer.

On the same date as the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, or the Merger, without a vote of the Company’s stockholders to adopt the Merger Agreement and consummate the Merger, in accordance with Section 251(h) of the of the Delaware General Corporation Law, or the DGCL, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. The Offer is subject to certain important conditions; see “Item 1A. Risk Factors” for more information.

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

LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients

We are evaluating the safety, tolerability and preliminary efficacy of LB-001 in our Phase 1/2 SUNRISE clinical trial in pediatric patients with MMA. The SUNRISE trial is designed to enroll patients with ages ranging from six months to twelve years and evaluate a single administration of LB-001 at two dose levels (5e13 vg/kg and 1e14 vg/kg), with dose escalation subject to certain conditions. The primary endpoint of the SUNRISE trial is to assess the safety and tolerability of LB-001 at 52 weeks after a single infusion. Additional endpoints, which are secondary and exploratory, include changes in disease-related biomarkers, including serum methylmalonic acid, clinical outcomes such as growth and healthcare utilization, and the pharmacodynamic marker albumin-2A.

In June 2021, we announced that the first patient was dosed in the SUNRISE trial. In accordance with the FDA-reviewed protocol, we initially enrolled patients in the three- to twelve-year-old age group at the lower dose. In October 2021, we announced early results from the SUNRISE trial, which showed measurable levels of albumin-2A, or ALB-2A, a technology-related biomarker indicating site-specific gene insertion and protein expression. Detection of albumin-2A is an indication that we have achieved the first ever in vivo genome editing in children. Following an evaluation of the safety data from the first two patients enrolled in the SUNRISE trial, we also announced in October 2021, that the independent Data Safety Monitoring Board, or the DSMB, overseeing the SUNRISE trial recommended the continuation of the trial without modification. Albumin-2A detection together with the DSMB continuation recommendation enabled us to begin enrolling two patients in the higher dose cohort (with ages ranging three to twelve years old), and two patients with ages ranging from six months to two years old at the lower dose.

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

Following the occurrence of the TMA experienced by the fourth patient, we announced on February 2, 2022 that the FDA placed our Investigational New Drug Application, or IND, for LB-001 on clinical hold. We subsequently announced on May 9, 2022 that the hold was lifted. In its communication lifting the hold, the FDA indicated that all issues related to the clinical hold had been addressed. In connection with the lifting of the clinical hold, we amended the SUNRISE protocol. The amended protocol includes enhanced monitoring measures such as frequent testing for complement activation, a characteristic of TMA, as well as use of a complement inhibitor in the event there are laboratory findings indicating a potential or imminent TMA.

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

Operating Overview

Since our inception in 2014, we have devoted the majority of our efforts to research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and our only revenue recognized to date has been revenue related to upfront payments and research cost reimbursement under our strategic agreements with CANbridge, Daiichi and Takeda. Through September 30, 2022, we have raised approximately $126.0 million in equity capital through underwritten public offerings, at-the-market sales of our common stock and $33.1 million in net proceeds from the sale of preferred stock prior to our initial public offering. In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of September 30, 2022, we had drawn down the $10.0 million first tranche. In 2021, we met the conditions to initiate drawdown of the second $10.0 million tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. The Company expects all outstanding principal, interest, and fees owned under the Loan Agreement to be repaid in full if the Merger is consummated. The Company expects that prepayment in connection with the Merger Agreement will result in a 1% prepayment fee.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of our current product candidates and any future product candidates. Our net loss was $17.5 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $157.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. While we intend to continue to evaluate ways to enhance our liquidity and capital position, our efforts will largely depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

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

The COVID-19 pandemic did not have a material impact on our results of operations, cash flow and financial position as of and for the quarter ended September 30, 2022. However, we are aware that certain of our third-party vendors are being affected by import/export and other restrictions due to the COVID-19 pandemic, which may have an impact on certain of our research, development and manufacturing activities. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals, including those relating to LB-001. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or scheduling inspections in light of COVID-19 could have a material adverse effect on our clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

Other Income (Expense), Net

Interest income consists primarily of interest on our cash and cash equivalents and investments. Interest expense consists of interest expense related to the term loan under the Loan Agreement in July 2019. A portion of the interest expense on the term loan is non-cash expense relating to the accretion of the debt discount, amortization of issuance costs and accretion of the final payment fee. During the three and nine months ended September 30, 2022, we recorded $0.2 million and $0.6 million, respectively, in interest expense, of which $0.1 million and $0.5 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs. During the three and nine months ended September 30, 2021, we recorded $0.3 million and $0.8 million, respectively, in interest expense, of which $0.2 million and $0.7 million, respectively, related to cash interest paid and the remainder to the accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
REVENUE
Collaboration and service revenue	$2,717	$2,120
Total revenue	2,717	2,120
OPERATING EXPENSES
Research and development	5,051	7,806
General and administrative	3,410	4,257
Total operating expenses	8,461	12,063
LOSS FROM OPERATIONS	(5,744)	(9,943)
OTHER (EXPENSE) INCOME:
Other expense, net	(31)	(270)
Loss before income taxes	(5,775)	(10,213)
Income tax benefit	—	28
Net loss	$(5,775)	$(10,185)

Revenue

Revenue for the three months ended September 30, 2022 consisted of $2.7 million in collaboration and service revenue largely driven by our Original CANbridge Agreement, and to a lesser extent, our agreement with Daiichi. Revenue for the three months ended September 30, 2021 consisted of $2.1 million in collaboration and service revenue related to our agreements with CANbridge, Daiichi, and Takeda. The year-over-year increase was primarily the result of higher collaboration related revenues from the Original CANbridge Agreement, $2.3 million versus $1.7 million, respectively; revenues related to the Research Collaboration and Option Agreement with Takeda did not re-occur in the quarter ended September 30, 2022, as such agreement expired by its own terms in the year ended December 31, 2021. Due to the amended and restated collaboration agreement with CANbridge executed in October 2022, we expect our collaboration and service revenue to increase for the fourth quarter of 2022 as the work under the collaboration is expected to end and the associated deferred revenue will be recognized.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$513	$2,207	$(1,694)
Personnel-related costs	2,812	2,778	34
Lab supplies	514	1,068	(554)
Other research and development costs	1,212	1,753	(541)
Total research and development expenses	$5,051	$7,806	$(2,755)

Research and development expenses for the three months ended September 30, 2022 were $5.1 million, compared to $7.8 million for the three months ended September 30, 2021. The year-over-year decrease of approximately $2.8 million was primarily due to a decrease of $1.7 million related to the LB-001 external development and manufacturing costs, as there was no enrollment in the Phase 1/2 SUNRISE clinical trial during the third quarter of 2022, costs to manufacture supply had primarily occurred in 2021 and work under the prospective natural history study had completed in 2021. In addition, there was a decrease of $0.6 million in lab supplies due to a decrease in headcount and a decrease of $0.5 million in other research and development costs primarily related to completing work under the collaboration with CMRI. We expect that our research and development expenses will decrease during the fourth quarter of 2022 compared to the third quarter of 2022 as our work with CANbridge and CMRI has been completed.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2022, compared to $4.3 million for the three months ended September 30, 2021. The decrease of approximately $0.9 million was primarily driven by a decrease of approximately $0.3 million in professional service fees as we brought more professional work in-house and a decrease of $0.3 million in personnel expenses as headcount decreased during the quarter. The decrease was partially offset by transaction costs in connection with the proposed acquisition by Alexion, as well as the A&R CANbridge Agreement. We expect that general and administrative expenses will increase substantially during the fourth quarter of 2022 primarily as a result of transaction costs.

Other Expense, Net

Other expense, net was $31,000 for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. Other expense, net decreased due to a lower principal amount due on the term loan balance during the three months ended September 30, 2022 as well as higher interest rates on our cash and cash equivalents balance. We expect our other expense, net to decrease during the fourth quarter of 2022 as the principal balance on our term loan decreases.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
REVENUE
Collaboration and service revenue	$8,732	3,383
Total revenue	8,732	3,383
OPERATING EXPENSES
Research and development	15,524	21,482
General and administrative	10,293	12,081
Total operating expenses	25,817	33,563
LOSS FROM OPERATIONS	(17,085)	(30,180)
OTHER (EXPENSE) INCOME:
Other expense, net	(396)	(814)
Loss before income taxes	(17,481)	(30,994)
Income tax benefit	—	28
Net loss	$(17,481)	$(30,966)

Revenue

Our revenue for the nine months ended September 30, 2022 consisted of $8.7 million in revenue related to the Daiichi and CANbridge agreements. Our revenue for the nine months ended September 30, 2021consisted of $3.4 million in revenue related to the Takeda, Daiichi and CANbridge agreements. The increase in revenue for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was related to an increase in revenue recognized under the April 2021 CANbridge and Daiichi agreements and partially offset by winding down activities under the January 2020 Takeda agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	(Decrease)/Increase
	(in thousands)
LB-001 external development and manufacturing costs	$2,128	$5,905	(3,777)
Personnel-related costs	7,247	7,270	(23)
Lab supplies	1,844	2,662	(818)
Other research and development costs	4,305	5,645	(1,340)
Total research and development expenses	$15,524	$21,482	$(5,958)

Research and development expenses for the nine months ended September 30, 2022 were $15.5 million, compared to $21.5 million for the nine months ended September 30, 2021. The decrease of approximately $6.0 million was primarily due to a decrease of $3.8 million in LB-001 external development and manufacturing costs related to clinical trial start-up expenses, clinical supply manufacturing expenses and supporting study expenses that occurred during the nine months ended September 30, 2021, which did not re-occur during the nine months ended September 30, 2022. In addition, there was a decrease of $1.3 million in other research and development costs primarily related to one-time intellectual property costs that occurred as a result of entering the April 2021 collaboration agreement with CANbridge during the nine months ended September 30, 2021, which did not re-occur during the nine months ended September 30, 2022. Finally, there was a $0.8 million decrease in lab supplies mainly related to the decrease in headcount during the nine months ended September 30, 2022 as compared to the same period in 2021.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the nine months ended September 30, 2022, compared to $12.1 million for the nine months ended September 30, 2021. The decrease of approximately $1.8 million was primarily driven by a decrease of $1.4 million in professional service fees as we brought more professional work in-house through key hires made during 2021. As such, personnel expenses increased approximately $0.1 million as we filled key open positions within the human resources, legal and business development functions. Finally, there was a decrease of $0.5 million in insurance and other general and administrative expenses.

Other Expense, Net

Other expense, net was $0.4 million for the nine months ended September 30, 2022 compared to other expense, net of $0.8 million for the nine months ended September 30, 2021. Other expense, net decreased primarily due to a lower principal amount due on the term loan balance during the nine months ended September 30, 2022 as well higher interest income on our cash and cash equivalents balance due to higher interest rates.

Liquidity and Capital Resources

Overview

Since our inception and through September 30, 2022, we have not generated any sales revenue and have incurred significant losses and negative cash flows from our operations.

As of September 30, 2022, we had cash and cash equivalents of $30.8 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. As such, and due to the uncertainties described below, there is substantial doubt about the Company’s ability to continue as a going concern. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.  We will require substantial additional capital to fund our research and development, including our preclinical and clinical development activities and our manufacturing and process development activities, and ongoing operating expenses. In connection with the proposed acquisition by Alexion, following a consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Company would continue as a wholly-owned subsidiary of Alexion. Without taking into account the proposed Merger with Alexion, management’s plans to mitigate the conditions that raise substantial doubt include raising additional capital through equity or debt financings, payments from our collaborators, strategic transactions, or a combination of those approaches. These plans may also include the possible elimination or deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses.

Additionally, we are subject to a variety of specified restrictions under the Merger Agreement. Unless we obtain Alexion’s prior written consent, we may not, among other things, subject to certain exceptions, issue, split or repurchase securities; sell, lease, license, or dispose of any material portion of our assets, business or properties; pay dividends; or incur indebtedness.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,100)	$(13,834)
Net cash used in investing activities	(100)	(734)
Net cash (used in) provided by financing activities	(2,500)	4,074
Net decrease in cash, cash equivalents and restricted cash	$(22,700)	$(10,494)

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $20.1 million, primarily related to our net loss adjusted for non-cash charges and changes in the components of working capital. The $6.3 million increase in net cash used in operating activities during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by a $15.6 million decrease in deferred revenue, as revenue recognized during the nine months ended September 30, 2022 was previously paid by our collaboration partners as well as a $3.5 million decrease in working capital based on the timing of payments. These decreases in cash were partially offset by a $13.5 million decrease in net loss during the nine months ended September 30, 2022 as compared to the same period in 2021.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $0.1 million related to the purchases of property and equipment. During the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million related to the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $2.5 million, which was related to the repayment of principal on our term loans. During the nine months ended September 30, 2021 net cash provided by financing activities was $4.1 million primarily related to net proceeds from sales of our common stock under an Open Market Sale Agreement with Jefferies LLC as the sales agent, or the Open Market Sale Agreement, of $5.1 million, partially offset by the repayment of principal on our term loans of $1.1 million.

Funding Requirements

We expect to continue to incur a significant amount of expenses in connection with our ongoing activities for the foreseeable future. In particular, we will incur significant expenses related to the preclinical activities and clinical trials of our product candidates and any future product candidates.

We expect that we will continue to incur significant expenses if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	take actions necessary to consummate the Merger;
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

At September 30, 2022, we had $30.8 million of cash and cash equivalents on hand, which we currently expect will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including:

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

At-the-Market Sales of Common Stock

In November 2019, we entered into the Open Market Sale Agreement. Under the terms of the Open Market Sale Agreement and the related prospectus supplement we filed with the Securities and Exchange Commission, or the SEC, in November 2019, we may sell shares of our common stock at the then current market prices, from time to time, having an aggregate value of up to $50.0 million through Jefferies LLC. We pay up to a 3% cash commission to Jefferies LLC on the proceeds from sales under the program. During the nine months ended September 30, 2022, we did not sell any shares under the Open Market Sale Agreement and the related prospectus supplement. During the nine months ended September 30, 2021, we issued 922,077 shares of our common stock at a weighted-average price of $5.70 per share, resulting in net proceeds to us of $5.1 million. At September 30, 2022, we had $41.3 million in aggregate gross offering amount of shares available under the Open Market Sale Agreement and the related prospectus supplement. For information relating to the rules known as the “baby shelf” rules, please see “—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since the announcement of the Merger Agreement, three complaints have been filed, captioned: Bushansky v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-09145 (S.D.N.Y.) (the “Bushansky Complaint”), Wilhelm v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-09186 (S.D.N.Y.) (the “Wilhelm Complaint”), and Carlisle v. LogicBio Therapeutics, Inc. et al., No. 1:22-CV-01418 (D. Del.) (the “Carlisle Complaint”) (collectively, the “Complaints”).  Each of the Complaints names the Company and its directors as defendants.  The Company has also received eight stockholder demand letters, including one draft complaint.  These are the “Vugman Demand Letter,” the “Way Demand Letter,” the “Wheeler Demand Letter,” the “Barbeau Demand Letter,” the “Redfield Demand Letter,” the “Ortega Demand Letter,” the “Browning Demand Letter,” and the “Smith Demand Letter” (collectively, the “Demand Letters”).  The Barbeau Demand Letter contained a draft complaint, captioned Barbeau v. LogicBio Therapeutics, Inc. et al.  Moreover, the Company received a stockholder demand letter seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220 (the “Section 220 Demand”).

The Complaints allege that the Company and its directors violated federal securities laws by failing to disclose material information in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on October 18, 2022 (together with the exhibits thereto, the “Schedule 14D-9”).  The Complaints generally seek, among other things, to enjoin the Company from proceeding with closing the Offer, the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions”) unless and until it discloses and disseminates the alleged material information or, in the event the Transactions are consummated, a rescission of the Transactions and a recovery of the rescissory damages.  In addition, the Complaints seek an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and costs.  The Carlisle Complaint also seeks a declaration that the defendants violated federal securities laws. The Demand Letters generally seek that certain allegedly omitted information in the Schedule 14D-9 be disclosed. The Section 220 Demand seeks access to the Company’s books and records relevant to the Transactions and the Company’s board members. The Section 220 Demand cites substantially similar allegations to those in the Complaints and Demand Letters as the basis for seeking to inspect the information requested in the Section 220 Demand.

The Company believes that the allegations in the Complaints, Demand Letters and Section 220 Demand are without merit and intends to defend against them vigorously.

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected.

Risks Related to the Proposed Acquisition by Alexion

We may not complete the pending transactions with Alexion within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 3, 2022, the Company entered into the Merger Agreement by and among the Company, Parent and Merger Sub. Pursuant to the Merger Agreement, on October 18, 2022, Merger Sub commenced the Offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding Shares, at a price of $2.07 per Share to the seller in cash, without interest, less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal. On the same date as the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company without a vote of the Company’s stockholders to adopt the Merger Agreement and consummate the Merger, in accordance with Section 251(h) of the of the DGCL, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent.

The obligations of Merger Sub to, and Parent to cause Merger Sub to, accept for payment, and pay for, any Shares validly tendered (and not validly withdrawn) pursuant to the Offer are subject to the satisfaction or waiver of the following conditions:

(1)

that the number of Shares validly tendered and not validly withdrawn as of one minutes following 11:59 p.m. (12:00 midnight), New York City time, on Tuesday, November 15, 2022 (the “Offer Expiration Time”), considered together with all other Shares (if any) otherwise beneficially owned by Parent or any of its wholly-owned subsidiaries (including Purchaser) (but excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received,” as defined by Section 251(h)(6) of the DGCL, represents one more than 50% of the total number of the outstanding Shares at the Offer Expiration Time (the “Minimum Tender Condition”);

(2)	the accuracy of the Company’s representations and warranties (subject to customary materiality qualifiers as more fully described in the Merger Agreement);

(3)

the Company having complied with, or performed, in all material respects all of the Company’s covenants and agreements it is required to comply with or perform at or prior to the Offer Expiration Time;

(4)	no Company Material Adverse Effect (as defined in the Merger Agreement) has occurred since the date of the Merger Agreement and is continuing;

(5)

the delivery to Parent and Purchaser by the Company of a certificate executed on behalf of the Company by an executive officer of the Company confirming that the conditions in (2), (3) and (4) above have been duly satisfied;

(6)

there has not been issued by any court of competent jurisdiction and remaining in effect any temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Transactions, or imposing a Burdensome Condition (as defined in the Merger Agreement) as a condition or consequence of consummating the Transactions (including any decision by the European Commission (the “EC”) to examine the Transactions under Article 22(3) of the EU Merger Regulation, and any notification of a referral request under Article 22 (2) of the EU Merger Regulation prior to such a decision having been made, each of which would prevent or make unlawful the consummation of the Transactions while the standstill obligation is in effect), nor is there any applicable law or order promulgated, entered, enforced, enacted, issued or deemed applicable to the Transactions by any governmental entity of competent jurisdiction directly or indirectly prohibiting, or making illegal, the consummation of the Transactions or imposing a Burdensome Condition as a condition or consequence on consummating the Transactions (the “Injunction Condition”); provided, that no party to the Merger Agreement will be permitted to invoke this condition unless it will have taken all actions required under the Merger Agreement to have any such law or order lifted;

(7)

(a) the offer letter and each restrictive covenant agreement (or, in the case of any Key Employee (as defined below) that has previously entered into a restrictive covenant agreement with the Company that includes a post-termination non-competition covenant, reaffirming their obligations under such restrictive covenant agreement in their offer letter) of each Key Employee entered into and delivered to Parent or the Company, as applicable, concurrently with the execution and delivery of the Merger Agreement continues to be in full force and effect, and no breach nor repudiation of such agreements by any such Key Employee having occurred or been imminent or threatened, and (b) each of Frederic Chereau, Mariana Nacht and Matthias Hebben (together, the “Key Employees”) will be an employee of the Company or any subsidiary of the Company immediately prior to the Effective Time (clauses (a) and (b) together, the “Key Employee Conditions”); and

(8)	the Merger Agreement has not been terminated in accordance with its terms.

We cannot predict with certainty whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our collaborators, partners, vendors and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.

In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board or a termination of the Merger Agreement by us to enter into an agreement for a Superior Offer (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

The announcement and pendency of the Transactions with Alexion could adversely affect our business, financial results and/or operations.

Our efforts to complete the Transactions could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Transactions will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Transactions are pending because employees may experience uncertainty about their roles following the Transactions. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Transactions and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Transactions could be exacerbated by any delays in completion of the Transactions or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course in all material respects, consistent with past practice, and subjecting us to a variety of specified limitations absent Alexion’s prior consent. These limitations include, among other things, restrictions on our ability to issue, split or repurchase securities; sell, lease, license, or dispose of any material portion of our assets, business or properties (subject to certain exceptions); pay dividends; amend our organizational documents; enter into or amend certain agreements; settle a material proceeding; incur indebtedness; commence or terminate a clinical trial or terminate an IND-enabling preclinical study; sell, license or dispose of material intellectual property; and other restrictions listed in the Merger Agreement. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and other developments. As a result, these restrictions may materially and adversely affect our business, results of operations and financial condition, our stock price, regardless of whether the Merger is completed.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to, (a) continue any direct or indirect solicitation, knowing encouragement, knowing facilitation (including by way of providing non-public information), discussions or negotiations with any persons that may be ongoing with respect to any Company Acquisition Proposal (as defined below) and (b) directly or indirectly, (i) solicit, initiate or knowingly facilitate or knowingly encourage (including by way of furnishing non-public information) any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a Company Acquisition Proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person any non-public information in connection with or for the purpose of encouraging or facilitating, a Company Acquisition Proposal or any proposal or offer that would reasonably be expected to lead to a Company Acquisition Proposal, (iii) enter into any letter of intent, acquisition contract, contract in principle or other contract with respect to a Company Acquisition Proposal or any proposal or offer that would reasonably be expected to lead to a Company Acquisition Proposal (other than a customary confidentiality agreement that contains provisions (other than standstill provisions) that are no less favorable in the aggregate than those contained in the confidentiality agreements between the Company and Parent and that does not prohibit the Company from providing any information to Parent in accordance with, or otherwise prohibit the Company from complying with, its obligations under the terms of the Merger Agreement or (iv) waive, terminate, modify or fail to enforce any provision of any “standstill” or similar obligation of any person (other than Parent) with respect to the Company (unless the Board concludes in good faith, after consultation with its outside legal advisors, that the failure to do so would be inconsistent with its fiduciary duties under applicable laws). Under certain circumstances set forth in the Merger Agreement, we are permitted to terminate the Merger Agreement to accept a Superior Offer (as defined in the Merger Agreement); however, we would be required to pay Alexion a termination fee equal to $2.1 million in connection with such termination.

Under the Merger Agreement, “Company Acquisition Proposal” means any inquiry, proposal or offer from, or indication of interest in making a proposal or offer by, any person (other than Parent and its affiliates) or “group”, within the meaning of Section 13(d) of the Exchange Act, whether written or oral, contemplating or otherwise relating to, in a single transaction or series of related transactions, any (a) acquisition, disposition, sale, lease, exchange, transfer or license of the assets or the businesses of the Company or its subsidiaries equal to 20% or more of the Company’s consolidated assets or to which 20% or more of the Company’s consolidated net revenues or net earnings are attributable, (b) issuance or acquisition of 20% or more of the outstanding capital stock of the Company or its subsidiaries, (c) recapitalization, tender offer or exchange offer that if consummated would result in any person or group beneficially owning 20% or more of the outstanding capital stock of the Company or (d) merger, consolidation, amalgamation, share exchange, business combination, recapitalization, liquidation, dissolution or similar transaction involving the Company or its subsidiaries that if consummated would result in any person or group beneficially owning 20% or more of the outstanding capital stock of the Company, in each case other than the Transactions.

It is possible that these or other provisions in the Merger Agreement, including the termination fee of approximately $2.1 million payable to Alexion, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

If the Transactions are consummated, our stockholders will not be able to participate in any upside to our business.

Pursuant to the Merger Agreement, on October 18, 2022, Merger Sub commenced the Offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding Shares, at a price of $2.07 per Share, to the seller in cash, without interest, less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal. Our stockholders will not receive any shares of Alexion common stock in connection with the Offer. As a result, if our business following the consummation of the Transactions performs well, our current stockholders will not receive any benefit from the performance of our business following the consummation of the Transactions.

Stockholder complaints have been filed, and others could be filed, against us and the members of our Board arising out of the proposed Merger, which may delay or prevent the proposed Merger, and could result in significant costs of defense, indemnification and liability.

Putative stockholder complaints have been filed against us and the members of our Board and other complaints, including stockholder class action complaints, could be filed against us, our Board, Alexion, Alexion’s board of directors, and others in connection with the Transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. Lawsuits that have been or may be filed against us, our Board, Alexion, or Alexion’s board of directors could delay or prevent the consummation of the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Transactions with Alexion.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Transactions with Alexion. We must pay a material portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

The following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company except as otherwise noted.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never achieve or maintain profitability.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. We have incurred net losses in each year since our inception, including net losses of $17.5 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $157.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, as well as to building out our team and infrastructure. We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to continue to advance LB-001, our lead product candidate, through clinical development, expand our research and development capabilities and activities, develop new product candidates and advance them through preclinical and clinical development, advance the development of our GeneRide and sAAVy technology platforms, conduct process and analytical development, conduct manufacturing activities, conduct clinical trials, seek regulatory approval and, if we receive approval from the FDA, the European Medicines Agency, or EMA, or other regulatory authorities, commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. Because of the numerous risks and uncertainties associated with genetic medicine product development, we are unable to accurately predict the timing or amount of increased expenses, when, if ever, we will generate revenue from the commercialization of products or whether we will achieve or maintain profitability. We anticipate that we will continue to incur significant expenses if and as we:

•	continue our current research programs and our preclinical development of any product candidates from our current research programs;
•	take actions necessary to consummate the Merger;
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

At September 30, 2022, we had $30.8 million of cash and cash equivalents on hand. On a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our business, prospects, financial condition, results of operations, share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

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

If SAEs or undesirable side effects arise in the development of any of our product candidates, we, the DSMB, the FDA or other regulatory authorities, IRBs, or ethics committees at the institutions in which our studies are conducted, could suspend or terminate our clinical trials, and the FDA or other regulatory authorities could order us to cease clinical trials, or delay or deny approval of our product candidates for any or all targeted indications, or approve our product candidates with a restrictive label. For example, we announced in February 2022 that the FDA placed our LB-001 IND on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. We announced that the hold was lifted in May 2022. For more information, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—LB-001 for the Treatment of Methylmalonic Acidemia (MMA) in Pediatric Patients.” Even though the FDA has now lifted the clinical hold, there is no guarantee that we will be able to continue to enroll the SUNRISE trial in a timely manner or at all. SAEs or undesirable side effects that arise in the development of any of our product candidates and any resulting action taken by us, the DSMB, the FDA or other regulatory authorities, or the IRBs, may result in our needing to abandon their development or limit development to certain uses or subpopulations in which the SAEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would harm our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Treatment-related side effects also could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our ability to identify and develop product candidates, which could harm our business, financial condition and prospects significantly.

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

For example, in May 2022, we subsequently announced the FDA lifted the clinical hold placed on the LB-001 IND. In connection with the lifting of the clinical hold, we made amendments to the protocol of our Phase 1/2 SUNRISE clinical trial of LB-001, one of which increases the screening time for each patient, and as a result, will increase the overall time to completion of the trial.

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

In February 2022, we announced that the FDA has placed our IND for LB-001 on clinical hold after we reported an SAE in our Phase 1/2 SUNRISE clinical trial of LB-001 in pediatric MMA patients. In May 2022, we subsequently announced that the FDA lifted the hold. In connection with the lifting of the clinical hold, we made amendments to the SUNRISE clinical trial protocol, which increase the amount of screening time for each patient, intensify each patient’s monitoring regimen, and prolong hospitalization, among other changes. Although the FDA has lifted the clinical hold, the clinical hold and related SAEs and the amended protocol, including the increase in the screening time for each patient, may affect our ability to enroll patients.

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

Beyond the Affordable Care Act, there have been ongoing reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. For example, President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the U.S. Secretary of Health and Human Services recently issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Drug pricing reforms were included in major legislation supported by President Biden in 2021 (which ultimately stalled), and more recently, in the Inflation Reduction Act of 2022, which was signed into law in August 2022. President Biden also addressed drug pricing reform in his 2022 State of the Union address. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge.  For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

In July 2019, we entered into the Loan Agreement, under which term loans in an aggregate principal amount of $20.0 million were made available to us in two tranches, subject to certain terms and conditions. As of September 30, 2022, we had drawn down the $10.0 million first tranche. In the second quarter of 2021, we met the conditions to initiate drawdown of the $10.0 million second tranche but did not exercise our right to do so and the option to draw down the second tranche of the Term Loans expired. See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q. The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, the nonpayment of principal, interest, and other amounts when due, breach of of covenants, a material adverse change event, cross-defaults on material indebtedness, misrepresentations, material judgments, bankruptcy and delisting.

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

As of September 30, 2022, our executive officers and directors, combined with our stockholders who reported owning more than 5% of our common stock in SEC filings, together with their respective affiliates, beneficially owned a significant percentage of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or Board of Directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2023. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. However, if certain events occur prior to December 31, 2023, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to December 31, 2023. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Our certificate of incorporation provides that, unless our Board of Directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the DGCL or our certificate of incorporation or by-laws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. Additionally, our bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

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

Item 6. Exhibits.

EXHIBIT 2.1	—

Agreement and Plan of Merger, dated October 3, 2022, by and among LogicBio Therapeutics, Inc., Alexion Pharmaceuticals, Inc. and Camelot Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of LogicBio Therapeutics, Inc. filed with the SEC on October 3, 2022)

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

Consulting Agreement by and between Cecilia Jones and LogicBio Therapeutics, Inc., effective as of September 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2022).

EXHIBIT 10.2+*	—	Amended and Restated Exclusive Research Collaboration, License and Option Agreement, dated as of October 2, 2022, between LogicBio Therapeutics, Inc. and CANbridge Care Pharma Hong Kong Limited

EXHIBIT 10.3	—

Tender and Support Agreement, dated as of October 3, 2022, by and among Alexion Pharmaceuticals, Inc., Camelot Merger Sub, Inc., OrbiMed Israel Partners II, L.P., OrbiMed Private Investments VI, L.P., OrbiMed Genesis Master Fund, L.P. and The Biotech Growth Trust PLC. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of LogicBio Therapeutics, Inc. filed with the SEC on October 3, 2022)

EXHIBIT 10.4	—

Tender and Support Agreement, dated as of October 3, 2022, by and among Alexion Pharmaceuticals, Inc., Camelot Merger Sub, Inc. and BioDiscovery 5 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of LogicBio Therapeutics, Inc. filed with the SEC on October 3, 2022).

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

LogicBio Therapeutics, Inc.

Dated: November 14, 2022	By:	/s/ Frederic Chereau
Frederic Chereau
President and Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer